Form 10-Q
period 2013-01-31
GREENWIND NRG INC
filed 2013-05-24
CIK 1537274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended January 31, 2013
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________

                       Commission File Number 333-178741


                               GREENWIND NRG INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                                 N/A
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

69 Sapphire, The Grange, Stilorgan, Co. Dublin, Ireland             N/A
       (Address of principal executive offices)                  (Zip Code)

                                +353-87-153-6399
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] YES [X] NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,000,000 common shares issued and outstanding as of May 24, 2013.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements.............................................  3

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 11

   Item 3. Quantitative and Qualitative Disclosures About Market Risk....... 14

   Item 4. Controls and Procedures.......................................... 14

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings................................................ 14

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...... 14

   Item 3. Defaults Upon Senior Securities.................................. 14

   Item 4. Mine Safety Disclosures.......................................... 15

   Item 5. Other Information................................................ 15

   Item 6. Exhibits......................................................... 15

SIGNATURES.................................................................. 16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

GREENWIND NRG INC.
(A Development Stage Company)
Balance Sheets
(unaudited)

                                                                        January 31,        October 31,
                                                                           2013               2012
                                                                         --------           --------
                                                                            $                  $
ASSETS

Current Assets
  Cash                                                                        882                925
                                                                         --------           --------

Total Current Assets                                                          882                925

Property and equipment                                                        255                548
                                                                         --------           --------

Total Assets                                                                1,137              1,473
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued liabilities                                  6,736             10,781
  Notes payable - related party                                            11,990              4,115
                                                                         --------           --------

Total Liabilities                                                          18,726             14,896
                                                                         --------           --------
Stockholders' Deficit
  Common stock, 75,000,000 shares authorized, $0.001 par value;
   9,000,000 shares issued and outstanding                                  9,000              9,000
  Additional paid-in capital                                                9,000              9,000
  Deficit accumulated during the development stage                        (35,589)           (31,423)
                                                                         --------           --------

Total Stockholders' Deficit                                               (17,589)           (13,423)
                                                                         --------           --------

Total Liabilities and Stockholders' Deficit                                 1,137              1,473
                                                                         ========           ========

GREENWIND NRG INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

                                                                                      Accumulated from
                                                                                      February 25, 2010
                                                  Three months       Three months         (date of
                                                     ended              ended           inception) to
                                                   January 31,        January 31,        January 31,
                                                      2013               2012               2013
                                                   ----------         ----------         ----------
                                                       $                  $                   $
Revenue                                                    --                 --                 --
                                                   ----------         ----------         ----------
Operating Expenses
  Depreciation                                            293                293              2,087
  General and administrative                              123                766              4,157
  Professional fees                                     3,750              2,500             27,295
  Website design                                           --                 --              2,050
                                                   ----------         ----------         ----------
Total Operating Expenses                                4,166              3,559             35,589
                                                   ----------         ----------         ----------

Net loss                                               (4,166)            (3,559)           (35,589)
                                                   ==========         ==========         ==========

Net loss per share, basic and diluted                   (0.00)             (0.00)
                                                   ==========         ==========

Weighted average number of shares outstanding       9,000,000          9,000,000
                                                   ==========         ==========

GREENWIND NRG INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

                                                                                       Accumulated from
                                                                                       February 25, 2010
                                                   Three months       Three months         (date of
                                                      ended              ended           inception) to
                                                    January 31,        January 31,        January 31,
                                                       2013               2012               2013
                                                     --------           --------           --------
                                                        $                  $                  $
Operating Activities
  Net loss for the period                              (4,166)            (3,559)           (35,589)
  Adjustments to reconcile net loss for non-cash
   items relating to operating activities:
     Depreciation                                         293                293              2,087
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities          (4,045)            (4,028)             6,736
                                                     --------           --------           --------
Net cash used in operating activities                  (7,918)            (7,294)           (26,766)
                                                     --------           --------           --------
Investing Activities
  Purchase of property and equipment                       --                 --             (2,342)
                                                     --------           --------           --------
Net cash used in investing activities                      --                 --             (2,342)
                                                     --------           --------           --------
Financing Activities
  Proceeds from notes payable - related party           7,875                 --             11,990
  Proceeds from issuance of common shares                  --                 --             18,000
                                                     --------           --------           --------
Net cash provided by financing activities               7,875                 --             29,990
                                                     --------           --------           --------

Increase (decrease) in cash                               (43)            (7,294)               882

Cash, beginning of period                                 925             17,582                 --
                                                     --------           --------           --------

Cash, end of period                                       882             10,288                882
                                                     ========           ========           ========
Supplemental disclosures:
  Interest paid                                            --                 --                 --
  Income taxes paid                                        --                 --                 --
                                                     ========           ========           ========

GREENWIND NRG INC.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

1. Nature of Operations and Continuance of Business

Greenwind NRG Inc. (the "Company") was incorporated in the State of Nevada on February 25, 2010. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities. A development stage company is one in which planned operations have not commenced or if its operations have commenced, there has been no significant revenues. The Company's principal business is the to provide wind power systems for residential, cabin, RV, boat, and shop use in Ireland by sourcing equipment from suppliers at wholesale prices and market, distribute, setup, and maintain the equipment.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2013, the Company has not generated revenues, has a working capital deficit of $17,844, and accumulated losses totaling $35,589 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company currently has no significant revenues and must rely on the debt and/or equity financing to fund operations. The Company will require significant additional financings in order to pursue exploration of any properties acquired. There is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

2. Summary of Significant Accounting Policies

a)   Basis of Presentation

     These financial statements and related notes are presented on an accrual basis and in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year end is October 31.

b)   Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)   Cash and Cash Equivalents

     The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

GREENWIND NRG INC.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

2. Summary of Significant Accounting Policies (continued)

d)   Financial Instruments

     Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

     Level 1
     Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

     Level 2
     Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

     Level 3
     Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

     The Company's financial instruments consist principally of cash, accounts payable and accrued liabilities, and notes payable from related parties. Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

e)   Property and Equipment

     Property and equipment is comprised of a wind turbine is amortized on a straight line basis over a period of two years.

f)   Loss Per Share

     The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

g)   Comprehensive Income

     ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

GREENWIND NRG INC.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

2. Summary of Significant Accounting Policies (continued)

h)   Revenue Recognition

     The Company will recognize revenue when products are fully delivered or services have been provided, a fixed or determinable price can be determined from the products or services, and collectability is reasonably assured.

i)   Foreign Currency Translation

     Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into United States dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in income.

j)   Stock-based Compensation

     The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at January 31, 2013, the Company has not adopted a stock option plan or granted any stock-based payments.

k)   Recent Accounting Pronouncements

     The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Property and Equipment

                                                  January 31,       October 31,
                                                     2013              2012
                                Accumulated      Net Carrying      Net Carrying
                   Cost        Depreciation         Value             Value
                 --------      ------------        --------          --------
                    $               $                 $                 $
Wind turbine        2,342           2,087               255               548
                 ========        ========          ========          ========


During  the  three  months  ended  January  31,  2013,   the  Company   recorded
depreciation expense of $293 (January 31, 2012 - $293).

4. Accounts Payable and Accrued Liabilities

                                                  January 31,       October 31,
                                                     2013              2012
                                                   --------          --------
                                                      $                 $
Filing fees                                              80             1,775
Audit and accounting fees                             3,750             6,100
Legal fees                                            2,906             2,906
                                                   --------          --------

Total accounts payable and accrued liabilities        6,736            10,781
                                                   ========          ========

GREENWIND NRG INC.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

5. Notes Payable - Related Party

As of January 31, 2013, the Company owed $11,990 (October 31, 2012 - $4,115) to an officer and shareholder of the Company for general expenditures. The amounts owing are unsecured, non-interest bearing, and due on demand.

6. Common Shares

In February 2011, the Company issued 9,000,000 common shares at $0.002 per common share for proceeds of $18,000.

7. Commitments

An officer of the Company provides office facilities and services to the Company without charge. There is no obligation for the officer of the Company to continue this arrangement, and costs relating the services provided are immaterial to the financial statements and are not reflected. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

8. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Greenwind NRG Inc., unless otherwise indicated.

OVERVIEW

We were incorporated under the name Greenwind NRG Inc. in the State of Nevada on February 25, 2010. We are a development-stage company and we have no revenues and minimal assets. As a result we have incurred losses since inception.

We have not implemented our business plan as of this date. We have focused our limited managerial and financial capacity almost entirely on the efforts needed to undertake an offering of our shares under our recently effective registration statement on Form S-1 (the "Offering"). If this Offering is successful, we intend to seek sponsorship from a FINRA-registered broker-dealer and apply for quotation on the OTC Bulletin Board. In order to be quoted on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our common stock. There is no assurance that such an application will be filed. Even if we do obtain sponsorship of a market maker there is no guarantee that an application will be filed or our stock will become quoted or a market for our common stock will develop.

We intend to commence operations in the business of off the grid wind power systems for residential, cabin, RV, boat and shop use. We intend to source equipment from suppliers at wholesale prices and market, distribute, setup and maintain this equipment. Our target market will be Ireland.

James Sammon, an officer and director of Greenwind NRG Inc., will put together a marketing campaign that will include web marketing, trade shows and newspaper advertisements.

RESULTS OF OPERATIONS

WORKING CAPITAL

                                                  January 31,        October 31
                                                     2013               2012
                                                   --------           --------
                                                       $                  $
Current Assets                                          882                925
Current Liabilities                                  18,726             14,896
Working Capital (Deficit)                           (17,844)           (13,971)

CASH FLOWS

                                                 Three months       Three months
                                                    ended              ended
                                                  January 31,        January 31,
                                                     2013               2012
                                                   --------           --------
                                                      $                  $
Cash Flows used in Operating Activities              (7,918)            (7,294)
Cash Flows from Financing Activities                  7,875                 --
Net Increase (decrease) in Cash During Period           (43)            (7,294)

OPERATING REVENUES

For the period from August 31, 2011 (date of inception) to January 31, 2013, the Company did not earn any operating revenues.

OPERATING EXPENSES AND NET LOSS

During the three months ended January 31, 2013, the Company incurred operating expenses of $4,166 compared to $3,559 for the three months ended January 31, 2012. The increase in operating expenses were attributed to $1,250 in professional fees as the Company incurred additional accounting, audit, and legal fees relating to their SEC filing requirements, and offset by decreases in general and administrative expense of $643 as the Company had limited cash flows for operating activity.

For the three months ended January 31, 2013, the Company recorded a net loss of $4,166 and loss per share of $nil compared to a net loss of $3,559 and loss per share of $nil for the three months ended January 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2013, the Company had cash of $882 and total assets of $1,137 compared with cash of $925 and total assets of $1,473 as at October 31, 2012. The decrease in cash and total assets were attributed to the use of the cash during the period as the Company used cash at a greater rate than amounts raised from financing activities.

As at January 31, 2013, the Company had total liabilities of $18,726 compared with $14,896 as at October 31, 2012. The increase in liabilities were attributed to $7,875 increase in notes payable due to related parties as the Company received additional financing from related parties to pay for its outstanding obligations, offset by decreases in accounts payable and accrued liabilities of $4,045 as the Company repaid outstanding obligations.

During the three months ended January 31, 2013, the Company did not issue any equity instruments.

CASHFLOW FROM OPERATING ACTIVITIES

During the period ended January 31, 2013, the Company used $7,918 of cash for operating activities compared with $7,294 during the period ended January 31, 2012. The increase is attributed to the fact that the Company incurred more professional fees and out-of-pocket costs which were repaid by funds contributed from related parties.

CASHFLOW FROM INVESTING ACTIVITIES

During the period from February 25, 2010 (date of inception) to January 31, 2013, the Company did not have any investing activities.

CASHFLOW FROM FINANCING ACTIVITIES

During the period ended January 31, 2013, the Company received $7,875 in proceeds from financing activities relating to notes payable from related parties compared with $nil during the period January 31, 2012. The notes payable are unsecured, non-interest bearing, and due on demand.

GOING CONCERN

         We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

FUTURE FINANCINGS

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
  No.                              Description
  ---                              -----------

(3)(I)   ARTICLES OF INCORPORATION; (II) BY-LAWS

3.1      Articles  of   Incorporation   (Incorporated   by   reference   to  our
         Registration Statement on Form S-1 filed on December 23, 2011)

3.2 Bylaws of (Incorporated by reference to our Registration Statement on Form S-1 filed on December 23, 2011)

(10)     MATERIAL CONTRACTS

10.1 Statement of No Debt Owing to Anhui Hummer Dynamo Co., (Incorporated by reference to our Registration Statement on Form S-1 filed on July 11,
         2012).

10.2 Director Loan Agreement (Incorporated by reference to our Registration Statement on Form S-1 filed on February 16, 2012)

10.3 Supply List from Anhui Hummer Dynamo Co. (Incorporated by reference to our Registration Statement on Form S-1 filed on July 11, 2012)

(21)     SUBSIDIARIES OF THE REGISTRANT

(31)     RULE 13A-14(A) / 15D-14(A) CERTIFICATIONS

31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)     SECTION 1350 CERTIFICATIONS

32.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101**    INTERACTIVE DATA FILES

         101.INS XBRL Instance Document
         101.SCH XBRL Taxonomy Extension Schema Document
         101.CAL XBRL Taxonomy Extension Calculation Linkbase Document 101.DEF XBRL Taxonomy Extension Definition Linkbase Document 101.LAB XBRL Taxonomy Extension Label Linkbase Document
         101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

----------
*    Filed herewith
** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of
     Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GREENWIND NRG INC.
                                 (Registrant)


Date: May 24, 2013               /s/ James Sammon
                                 -----------------------------------------------
                                 James Sammon
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)


Date: May 24, 2013               /s/ Tadhq Sammon
                                 -----------------------------------------------
                                 Tadhq Sammon
                                 Chief Financial Officer and Director
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)