Form 10-Q
period 2013-04-30
GREENWIND NRG INC
filed 2013-06-26
CIK 1537274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 30, 2013
                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
10,100,000 common shares issued and outstanding as of June 24, 2013.

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

   Item 3. Defaults Upon Senior Securities.................................. 15

   Item 4. Mine Safety Disclosures.......................................... 15

   Item 5. Other Information................................................ 15

   Item 6. Exhibits......................................................... 15

SIGNATURES.................................................................. 16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

GREENWIND NRG INC.
(A Development Stage Company)
Balance Sheets
(unaudited)

                                                                         April 30,         October 31,
                                                                           2013               2012
                                                                         --------           --------
                                                                            $                  $
ASSETS

Current Assets
  Cash                                                                     16,864                925
                                                                         --------           --------
Total Current Assets                                                       16,864                925

Property and equipment                                                         --                548
                                                                         --------           --------

Total Assets                                                               16,864              1,473
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued liabilities                                 10,959             10,781
  Notes payable - related party                                            14,790              4,115
                                                                         --------           --------
Total Liabilities                                                          25,749             14,896
                                                                         --------           --------
Stockholders' Deficit
  Common stock, 75,000,000 shares authorized, $0.001 par value;
    9,000,000 shares issued and outstanding                                 9,000              9,000
  Additional paid-in capital                                                9,000              9,000
  Share subscriptions received                                             16,000                 --
  Deficit accumulated during the development stage                        (42,885)           (31,423)
                                                                         --------           --------
Total Stockholders' Deficit                                                (8,885)           (13,423)
                                                                         --------           --------

Total Liabilities and Stockholders' Deficit                                16,864              1,473
                                                                         ========           ========


   (The accompanying notes are an integral part of these financial statements)

GREENWIND NRG INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

                                                                                                Accumulated from
                                                                                               February 25, 2010
                               Three months    Three months      Six months       Six months       (date of
                                  ended           ended            ended            ended        inception) to
                                 April 30,       April 30,        April 30,        April 30,        April 30,
                                   2013            2012             2013             2012             2013
                                ----------      ----------       ----------       ----------       ----------
                                    $               $                $                $                $
Revenue                                 --              --               --               --               --
                                ----------      ----------       ----------       ----------       ----------
Operating Expenses
  Depreciation                         255             293              548              586            2,342
  General and administrative         1,698             950            1,821            1,716            5,855
  Professional fees                  5,343           5,277            9,093            7,777           32,638
  Website design                        --              --               --               --            2,050
                                ----------      ----------       ----------       ----------       ----------
Total Operating Expenses             7,296           6,520           11,462           10,079           42,885
                                ----------      ----------       ----------       ----------       ----------

Net loss                            (7,296)         (6,520)         (11,462)         (10,079)         (42,885)
                                ==========      ==========       ==========       ==========       ==========
Net loss per share, basic
 and diluted                         (0.00)          (0.00)           (0.00)           (0.00)
                                ==========      ==========       ==========       ==========
Weighted average number of
 shares outstanding              9,000,000       9,000,000        9,000,000        9,000,000
                                ==========      ==========       ==========       ==========


   (The accompanying notes are an integral part of these financial statements)

GREENWIND NRG INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

                                                                                           Accumulated from
                                                                                          February 25, 2010
                                                        Six months         Six months         (date of
                                                          ended              ended          inception) to
                                                         April 30,          April 30,          April 30,
                                                           2013               2012               2013
                                                         --------           --------           --------
                                                            $                  $                  $
Operating Activities
  Net loss for the period                                 (11,462)           (10,079)           (42,885)
  Adjustments to reconcile net loss for non-cash
   items relating to operating activities:
     Depreciation                                             548                586              2,342
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                 178             (1,323)            10,959
                                                         --------           --------           --------
Net cash used in operating activities                     (10,736)           (10,816)           (29,584)
                                                         --------           --------           --------
Investing Activities
  Purchase of property and equipment                           --                 --             (2,342)
                                                         --------           --------           --------
Net cash used in investing activities                          --                 --             (2,342)
                                                         --------           --------           --------
Financing Activities
  Proceeds from notes payable - related party              10,675                 --             14,790
  Proceeds from issuance of common shares and
   share subscriptions                                     16,000                 --             34,000
                                                         --------           --------           --------

Net cash provided by financing activities                  26,675                 --             48,790
                                                         --------           --------           --------

Increase (decrease) in cash                                15,939            (10,816)            16,864

Cash, beginning of period                                     925             17,582                 --
                                                         --------           --------           --------

Cash, end of period                                        16,864              6,766             16,864
                                                         ========           ========           ========
Supplemental disclosures:
  Interest paid                                                --                 --                 --
  Income taxes paid                                            --                 --                 --
                                                         ========           ========           ========


   (The accompanying notes are an integral part of these financial statements)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2013, the Company has not generated revenues, has a working capital deficit of $24,885, and accumulated losses totaling $42,885 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

g)   Comprehensive Income

     ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

j)   Stock-based Compensation

     The Company records stock-based compensation in accordance with ASC 718, COMPENSATION - STOCK COMPENSATION using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at April 30, 2013, the Company has not adopted a stock option plan or granted any stock-based payments.

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

3. PROPERTY AND EQUIPMENT

                                                   April 30,         October 31,
                                                     2013               2012
                                Accumulated      Net Carrying       Net Carrying
                   Cost        Depreciation         Value              Value
                 --------      ------------        --------          --------
                    $               $                 $                 $

Wind turbine        2,342           2,342                --               548
                 ========        ========          ========          ========

During the six months ended April 30, 2013, the Company recorded depreciation expense of $548 (April 30, 2012 - $293).

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
                                                   April 30,        October 31,
                                                     2013              2012
                                                   --------          --------
                                                      $                 $

Filing fees                                           1,760             1,775
Audit and accounting fees                             5,100             6,100
Legal fees                                            4,099             2,906
                                                   --------          --------

Total accounts payable and accrued liabilities       10,959            10,781
                                                   ========          ========

GREENWIND NRG INC.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

5. NOTES PAYABLE - RELATED PARTY

As of April 30, 2013, the Company owed $14,790 (October 31, 2012 - $4,115) to an officer and shareholder of the Company for general expenditures. The amounts owing are unsecured, non-interest bearing, and due on demand.

6. COMMON SHARES

(a) In February 2011, the Company issued 9,000,000 common shares at $0.002 per common share for proceeds of $18,000.

(b) As at April 30, 2013, the Company received share subscriptions of $16,000 relating to the issuance of 1,600,000 common shares at $0.01 per share.

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

8. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements with the exception of the following:

(a) In May 2013, the Company received $11,000 for share subscriptions relating to the issuance of 1,100,000 common shares at $0.01 per share.

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

RESULTS OF OPERATIONS

WORKING CAPITAL

                                                   April 30,        October 31,
                                                     2013              2012
                                                   --------          --------
                                                      $                 $

Current Assets                                      16,864               925
Current Liabilities                                 25,749            14,896
Working Capital (Deficit)                           (8,885)          (13,971)

CASH FLOWS

                                                  Six months        Six months
                                                    ended             ended
                                                   April 30,         April 30,
                                                     2013              2012
                                                   --------          --------
                                                      $                 $

Cash Flows used in Operating Activities            (10,736)          (10,816)
Cash Flows from Financing Activities                26,675                --
Net Increase (decrease) in Cash During Period       15,939           (10,816)

OPERATING REVENUES

For the period from August 31, 2011 (date of inception) to April 30, 2013, the Company did not earn any operating revenues.

OPERATING EXPENSES AND NET LOSS

SIX MONTHS ENDED APRIL 30, 2013 AND 2012

During the six months ended April 30, 2013, the Company incurred operating expenses of $11,462 compared with $10,079 during the period ended April 30, 2012. The increase in operating expenses was due to an increase in professional fees of $1,316 as the Company additional accounting, audit, and legal fees relating to their SEC filing requirements.

THREE MONTHS ENDED APRIL 30, 2013 AND 2012

During the three months ended April 30, 2013, the Company incurred operating expenses of $7,296 compared to $6,520 for the three months ended April 30, 2012. The increase in operating expenses was attributed to $748 increase in general and administrative costs relating to increases in filing fees including XBRL costs.

For the six months ended April 30, 2013, the Company recorded a net loss of $11,462 and loss per share of $nil compared to a net loss of $10,079 and loss per share of $nil for the six months ended April 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As at April, 30, 2013, the Company had cash and total assets of $16,864 compared with cash of $925 and total assets of $1,473 as at October 31, 2012. The increase in cash and total assets were attributed to financing of $16,000 in common share subscriptions which were received by the Company but not spent.

As at April 30, 2013, the Company had total liabilities of $25,749 compared with $14,896 as at October 31, 2012. The increase in liabilities were attributed to $10,675 increase in notes payable due to related parties as the Company received additional financing from related parties to pay for its outstanding obligations, and $178 increase in accounts payable and accrued liabilities.

During the three months ended April 30, 2013, the Company did not issue any equity instruments but did receive $16,000 for the issuance of 1,600,000 common shares as part of a private placement.

CASHFLOW FROM OPERATING ACTIVITIES

During the period ended April 30, 2013, the Company used $10,736 of cash for operating activities compared with $10,816 during the period ended April 30, 2012. Generally, cash used for operating costs were relatively consistent with prior year as the Company did not see a significant change in their operating strategy or transactions.

CASHFLOW FROM INVESTING ACTIVITIES

During the period ended April 30, 2013 and 2012, the Company did not have any investing activities.

CASHFLOW FROM FINANCING ACTIVITIES

During the period ended April 30, 2013, the Company received $26,675 in proceeds from financing activities including $10,675 from the issuance of notes payable and $16,000 from cash received from share subscriptions. The notes payable are unsecured, non-interest bearing, and due on demand. During the period ended April 30, 2012, the Company did not have any financing activities.

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

----------
*    Filed herewith
**   To be filed by amendment

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GREENWIND NRG INC.
                                 (Registrant)


Date: June 26, 2013              /s/ James Sammon
                                 -----------------------------------------------
                                 James Sammon
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)


Date: June 26, 2013              /s/ Tadhq Sammon
                                 -----------------------------------------------
                                 Tadhq Sammon
                                 Chief Financial Officer and Director
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)