Form 10-Q/A
period 2013-04-30
GREENWIND NRG INC
filed 2013-06-27
CIK 1537274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                (Amendment No. 1)
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2013, filed with the Securities and Exchange Commission on June 26, 2013 (the "Form 10-Q"), is solely to furnish
Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

----------
*    Previously filed
** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of
     Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GREENWIND NRG INC.
                                 (Registrant)


Date: June 27, 2013              /s/ James Sammon
                                 -----------------------------------------------
                                 James Sammon
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)


Date: June 27, 2013              /s/ Tadhq Sammon
                                 -----------------------------------------------
                                 Tadhq Sammon
                                 Chief Financial Officer and Director
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)