Form 10-Q/A
period 2013-04-30
GREENWIND NRG INC
filed 2013-06-28
CIK 1537274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                (Amendment No. 2)
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [X] YES [ ] NO

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

                                 GREENWIND NRG INC.
                                 (Registrant)


Date: June 28, 2013              /s/ James Sammon
                                 -----------------------------------------------
                                 James Sammon
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)


Date: June 28, 2013              /s/ Tadhq Sammon
                                 -----------------------------------------------
                                 Tadhq Sammon
                                 Chief Financial Officer and Director
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)