Form 10-Q
period 2013-07-31
GREENWIND NRG INC
filed 2013-08-23
CIK 1537274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended July 31, 2013
                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 11,900,000 common shares issued and outstanding as of August 20, 2013.

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

   Item 4. Mine Safety Disclosures.......................................... 15

   Item 5. Other Information................................................ 15

   Item 6. Exhibits......................................................... 15

SIGNATURES.................................................................. 16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

GREENWIND NRG INC.
(A Development Stage Company)
Balance Sheets
(unaudited)

                                                                            July 31,          October 31,
                                                                              2013               2012
                                                                            --------           --------
                                                                               $                  $
ASSETS

Current Assets

  Cash                                                                        11,336                925
                                                                            --------           --------
Total Current Assets                                                          11,336                925

Property and equipment                                                            --                548
                                                                            --------           --------

Total Assets                                                                  11,336              1,473
                                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued liabilities                                     2,068             10,781
  Notes payable - related party                                               15,737              4,115
                                                                            --------           --------

Total Liabilities                                                             17,805             14,896
                                                                            --------           --------
Stockholders' Deficit
  Common stock, 75,000,000 shares authorized, $0.001 par value;
   11,900,000 and 9,000,000 shares issued and outstanding, respectively       11,900              9,000
  Additional paid-in capital                                                  35,100              9,000
  Deficit accumulated during the development stage                           (53,469)           (31,423)
                                                                            --------           --------
Total Stockholders' Deficit                                                   (6,469)           (13,423)
                                                                            --------           --------

Total Liabilities and Stockholders' Deficit                                   11,336              1,473
                                                                            ========           ========

GREENWIND NRG INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

                                                                                                 Accumulated from
                                                                                                 February 25, 2010
                                Three months     Three months     Nine months     Nine months        (date of
                                   ended            ended            ended           ended         inception) to
                                  July 31,         July 31,         July 31,        July 31,         July 31,
                                    2013             2012             2013            2012             2013
                                 ----------       ----------       ----------      ----------       ----------
                                     $                $                $               $                $
Revenue                                  --               --               --              --               --
                                 ----------       ----------       ----------      ----------       ----------
Operating Expenses
  Depreciation                           --              293              548             879            2,342
  General and administrative          8,483               23           10,304           1,739           14,338
  Professional fees                   2,101            2,262           11,194          10,039           34,739
  Website design                         --               --               --              --            2,050
                                 ----------       ----------       ----------      ----------       ----------
Total Operating Expenses             10,584            2,578           22,046          12,657           53,469
                                 ----------       ----------       ----------      ----------       ----------

Net loss                            (10,584)          (2,578)         (22,046)        (12,657)         (53,469)
                                 ==========       ==========       ==========      ==========       ==========
Net loss per share, basic
 and diluted                          (0.00)           (0.00)           (0.00)          (0.00)
                                 ==========       ==========       ==========      ==========

Weighted average number of
 shares outstanding              11,745,652        9,000,000       10,044,322       9,000,000
                                 ==========       ==========       ==========      ==========

GREENWIND NRG INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

                                                                                                        Accumulated from
                                                                                                        February 25, 2010
                                                                    Nine months        Nine months          (date of
                                                                       ended              ended           inception) to
                                                                      July 31,           July 31,           July 31,
                                                                        2013               2012               2013
                                                                      --------           --------           --------
                                                                         $                  $                  $
Operating Activities
  Net loss for the period                                              (22,046)           (12,657)           (53,469)
  Adjustments to reconcile net loss for non-cash
   items relating to operating activities:
     Depreciation                                                          548                879              2,342
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                           (8,713)            (4,500)             2,068
                                                                      --------           --------           --------
Net cash used in operating activities                                  (30,211)           (16,278)           (49,059)
                                                                      --------           --------           --------
Investing Activities
  Purchase of property and equipment                                        --                 --             (2,342)
                                                                      --------           --------           --------
Net cash used in investing activities                                       --                 --             (2,342)
                                                                      --------           --------           --------
Financing Activities
  Proceeds from notes payable - related party                           11,622                 --             15,737
  Proceeds from issuance of common shares and share subscriptions       29,000                 --             47,000
                                                                      --------           --------           --------
Net cash provided by financing activities                               40,622                 --             62,737
                                                                      --------           --------           --------

Increase (decrease) in cash                                             10,411            (16,278)            11,336

Cash, beginning of period                                                  925             17,582                 --
                                                                      --------           --------           --------

Cash, end of period                                                     11,336              1,304             11,336
                                                                      ========           ========           ========
Supplemental disclosures:
  Interest paid                                                             --                 --                 --
  Income taxes paid                                                         --                 --                 --
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2013, the Company has not generated revenues, has a working capital deficit of $6,469, and accumulated losses totaling $53,469 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

GREENWIND NRG INC.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g)   Comprehensive Income

     ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

j)   Stock-based Compensation

     The Company records stock-based compensation in accordance with ASC 718, COMPENSATION - STOCK COMPENSATION using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at July 31, 2013, the Company has not adopted a stock option plan or granted any stock-based payments.

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

                                                    July 31,         October 31,
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
                 ========        ========          ========          ========

During the nine months ended July 31, 2013, the Company recorded depreciation expense of $548 (January 31, 2012 - $293).

GREENWIND NRG INC.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)


4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                    July 31,         October 31,
                                                      2013              2012
                                                    --------          --------
                                                       $                 $

Filing fees                                               --             1,775
Audit and accounting fees                              1,600             6,100
Legal fees                                               468             2,906
                                                    --------          --------

Total accounts payable and accrued liabilities         2,068            10,781
                                                    ========          ========
5. NOTES PAYABLE - RELATED PARTY

As of July 31, 2013, the Company owed $15,737 (October 31, 2012 - $4,115) to an officer and shareholder of the Company for general expenditures. The amounts owing are unsecured, non-interest bearing, and due on demand.

6. COMMON SHARES

(a) In February 2011, the Company issued 9,000,000 common shares at $0.002 per common share for proceeds of $18,000.

(b) During the period ended July 31, 2013, the Company issued 2,900,000 common shares at $0.01 per share for proceeds of $29,000.

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

8. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

WORKING CAPITAL

                                                      July 31,       October 31,
                                                       2013             2012
                                                     --------         --------
                                                         $                $

Current Assets                                         11,336              925
Current Liabilities                                    17,805           14,896
Working Capital (Deficit)                              (6,469)         (13,971)

CASH FLOWS

                                                   Nine months       Nine months
                                                      ended            ended
                                                     July 31,         July 31,
                                                       2013             2012
                                                     --------         --------
                                                         $                $

Cash Flows used in Operating Activities               (30,211)         (16,278)
Cash Flows from Financing Activities                   40,622               --
Net Increase (decrease) in Cash During Period          10,411          (16,278)

OPERATING REVENUES

For the period from August 31, 2011 (date of inception) to July 31, 2013, the Company did not earn any operating revenues.

OPERATING EXPENSES AND NET LOSS

NINE MONTHS ENDED JULY 31, 2013 AND 2012

During the nine months ended July 31, 2013, the Company incurred operating expenses of $22,046 compared with $12,657 during the period ended April 30, 2012. The increase in operating expenses was due to an increase in professional fees of $1,155 as the Company additional accounting, audit, and legal fees relating to their SEC filing requirements, and an increase of $8,565 in general and administrative expenses as the Company incurred additional XBRL and transfer agent fees during the current period.

THREE MONTHS ENDED JULY 31, 2013 AND 2012

During the three months ended July 31, 2013, the Company incurred operating expenses of $10,584 compared to $2,578 for the three months ended July 31, 2012. The increase in operating expenses was attributed to $8,460 increase in general and administrative costs relating to increases in filing fees including XBRL costs.

For the nine months ended July 31, 2013, the Company recorded a net loss of $22,046 and loss per share of $nil compared to a net loss of $12,657 and loss per share of $nil for the nine months ended July 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2013, the Company had cash and total assets of $11,336 compared with cash of $925 and total assets of $1,473 as at October 31, 2012. The increase in cash and total assets were attributed to financing of $29,000 in common share subscriptions which were received by the Company but were not spent.

As at July 31, 2013, the Company had total liabilities of $17,805 compared with $14,896 as at October 31, 2012. The increase in liabilities were attributed to

$11,622 in amounts owed to related parties for financing of day-to-day operations offset by a decrease in accounts payable and accrued liabilities of $8,713 for repayment of outstanding obligations.

During the nine months ended July 31, 2013, the Company issued 2,900,000 common shares at $0.01 per share for proceeds of $29,000.

CASH FLOW FROM OPERATING ACTIVITIES

During the period ended July 31, 2013, the Company used $30,211 of cash for operating activities compared with $16,278 during the period ended July 31, 2012. The increase in cash used for operating activities was attributed to financing proceeds from issuance of common shares which were used to repay outstanding operating costs incurred by the Company.

CASH FLOW FROM INVESTING ACTIVITIES

During the period ended July 31, 2013 and 2012, the Company did not have any investing activities.

CASH FLOW FROM FINANCING ACTIVITIES

During the period ended July 31, 2013, the Company received $40,622 in proceeds from financing activities including $11,622 from the issuance of notes payable and $29,000 from cash received from the issuance of 2,900,000 common shares in a private placement. The notes payable are unsecured, non-interest bearing, and due on demand. During the period ended July 31, 2012, the Company did not have any financing activities.

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

Exhibit
  No                      .       Description
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

                                 GREENWIND NRG INC.
                                 (Registrant)


Date: August 20, 2013            /s/ James Sammon
                                 -----------------------------------------------
                                 James Sammon
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)


Date: August 20, 2013            /s/ Tadhq Sammon
                                 -----------------------------------------------
                                 Tadhq Sammon
                                 Chief Financial Officer and Director
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)