Form 10-K
period 2013-10-31
GREENWIND NRG INC
filed 2014-02-12
CIK 1537274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-1537274

Greenwind NRG Inc.

(Name of registrant as specified in its charter)

Nevada	N/A
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3221 Dominquez Avenue, Quezon City, Philippines	N/A
(Address of Principal Executive Offices)	(Zip Code)

844-624-4793

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES 	NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES 	NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES 	NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES 	NO ☒

During the past fiscal year, there has been no market for our securities.

As of February 7, 2014, there were outstanding 11,900,000 shares of registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

PART I

ITEM 1 — BUSINESS

Background

We were incorporated under the name Greenwind NRG Inc. in the State of Nevada on February 25, 2010. We are a development-stage company and we have no revenues and minimal assets. As a result we have incurred losses since inception.

We have started to implement our business plan. We have focused our limited managerial and financial capacity almost entirely on the efforts needed to raise capital and to begin building the Company’s website and marketing plan.

We intend to operate in the business of off the grid wind power systems for residential, cabin, RV, boat and shop use. We intend to source equipment from suppliers at wholesale prices and market, distribute, setup and maintain this equipment. Our target market will be Ireland.

We expect to create a marketing campaign that will include web marketing, trade shows and newspaper advertisements.

OPERATIONS

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to maintain our operations.

Our plan of operation is forward-looking and there is no assurance that we will ever succeed in our business plan.  It is possible that we will not be able to achieve profitability and will have to cease operations due to the lack of funding.

SERVICES

Upon completion of our website, we will provide an opportunity for customers to research and purchase off-the-grid wind turbines capable of producing energy for use in residential homes and elsewhere. We intend to purchase turbines at wholesale prices and mark up to sell to retail consumers throughout Ireland and to possibly expand throughout North America at a later date.

Jerwin Alfiler, our sole officer and director, will initially be responsible for the day to day operations of the Company, including web content and maintenance, product ordering, marketing, and distribution.

MARKETING PLAN

We expect to create a marketing strategy that will include web marketing, advertising in renewable energy publications and attending trade shows.

Web marketing: Click-through ads linking to the website will be posted on paid advertising sites related to wind power and other supplemental renewable energy sources. We believe consumers interested in solar energy and green living will provide a growth market for our products due to the supplemental nature of these areas.

Print Advertising: Advertisement space will be purchased in renewable energy publications with a similar target audience to our web marketing.

Trade shows: We intend on setting up a booth and handing out marketing materials at industry shows within Ireland to raise awareness for off-the-grid wind power and the Company in general.

MARKET

We intend to initially target the Irish market and focus on users who are socially/environmentally conscious and seek an alternative, renewable source of energy for a variety of uses. Coastal communities have the best wind speeds to support efficient and maintained power but the majority of Ireland municipalities carry mean wind speeds of over 16 miles per hour. Our products have a rated wind speed of approximately 16 miles per hour.

The average electricity consumption of a household in the UK is 4,800kw per year (BERR ENERGY TRENDS DECEMBER 2007). Our two larger turbines have the ability to generate 5kw per hour. This however is in optimal conditions which we will define as wind speeds above 16 miles per hour. So while our larger units do have the ability to provide the energy to supply the average household with all its electricity consumption requirements, it is still not a reliable stand-alone system for a household because of variable wind conditions. We are not marketing our products to provide complete energy requirements for homes but instead as a way of subsidizing a portion of energy costs for homes or as a power source where power would not otherwise be available.

Even if average wind speeds fall within optimal conditions, there will be times when wind speeds are too slow or too fast to provide sufficient energy to a home. We remind potential investors that we are not providing a product to replace conventional energy for homes.

COMPETITION

The retail suppliers for off-the-grid wind power are not numerous; however there are several other companies with similar business models operating within Ireland. In addition to direct competition other renewable supplement products such as solar must be taken into consideration given this power source attracts many of the same users and provides a similar function.

There are various strategies to be used by us, including distribution and after sales support, to be competitive and differentiate ourselves from competitors in the Irish off-the-grid power space. We intend to emphasize our focus on Ireland's strong natural wind energy resources and the environmental benefits of harnessing this renewable power source. We believe that through an aggressive advertising campaign and strong after sales support we can build relationships and gain much of our growth through referrals and repeat customers looking for additional wind power.

REVENUE

If market conditions allow and we are successful in executing our business plan, we intend to generate revenues by selling and offering installation and maintenance services of off-the-grid wind turbines. We intend to markup our products by 35 percent.

DISTRIBUTION

Depending on the location and installation needs of clients different delivery methods and pricing will be offered. Products can be mailed for do-it-yourself installation or delivery and installation will also be offered for an increased price.

INVENTORY

A small inventory of all products will be kept in storage. The inventory will be replenished as required to assure approximately 8 weeks supply is on hand at all times. We will determine 8 weeks supply by previous months sales with a growth factor based on sales.

INSURANCE

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

WARRANTY

We intend to offer one year warranty on all products. At this time we do not have accurate data regarding the percentage of units that will break within the first year of operations. There is a potential risk to shareholders that product failure could result in a reduction in profits.

GOVERNMENT REGULATION

We are not currently subject to direct federal or local regulation within the Republic of Ireland and we do not believe that government regulations will have a material impact on the way we conduct our business.

Due to our focus on micro-renewable wind turbine products our wind turbines fall under the 2007 exemptions for micro-renewable energy technologies. Any wind product meeting the below requirements is classified as exempted development:

-    The turbine shall not be erected on the house or any building or other structure within its cartilage.

-    The height of the support tower shall not be less than 6 meters and not exceed 10 meters.

 -    The length of the rotor diameter does not exceed 6 meters (corresponds to 6KW maximum output).

 -    The supporting tower should be a distance of not less than one and one half times the total structure height (including blade of turbine in its vertical position) from any party boundary.

 -    No more than one turbine shall be erected within the cartilage of a home.

 -    All turbine components shall have a matt, non-reflective finish.

 -    No sign, advertisement or object, not required form functioning of safety of the turbine shall be attached to or exhibited on the wind turbine.

All of our planned products meet the requirements listed above given the correct installation. We will assure the purchaser knows the requirements for self-installation should they choose to do the setup themselves. Statute N0 83 of 2007 was introduced into Irish Law in an attempt to ease the burden of planning for renewable energy systems including wind turbines and solar PV systems. If the requirements are met no applications or permits are required to erect an energy generation system such as a wind turbine.

OFFICES

Our business address is 3221 Dominquez Avenue Quezon City, Philippines. Our telephone number is +844-624-4793. The current office space is provided without cost by Jerwin Alfiler, the sole officer and director of the Company.  The space is used by Mr. Alfiler for business use and no rent is being charged to the Company at this time. Additional office space may be required to store product as sales increase.

Employees

We are a development stage company and currently have no employees, other than our sole director and officer. We intend to hire additional employees on an as-needed basis.

 ITEM 1A — RISK FACTORS

 With the exception of historical facts stated herein, the matters discussed in this report on Form 10-K are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results.  Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of Greenwind NRG Inc. and its subsidiaries, (the “Company,” “we,” “us” or “our”), projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed below.  We disclaim any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events or otherwise.

RISKS RELATED TO OUR BUSINESS

WE HAVE HAD LIMITED OPERATIONS IN OUR BUSINESS. WE WILL NEED TO OBTAIN FINANCING IN ORDER TO FULLY IMPLEMENT OUR BUSINESS OBJECTIVES.

We have had limited operations in our business. We estimate that we will need $100,000 in additional funds to complete the development of our website and marketing strategy as well as to give us the ability to have a small inventory or products. The marketing strategy includes web marketing and newspaper advertising. We need additional funds to complete further development of our business plan to achieve a sustainable sales level where ongoing operations can be funded out of revenues. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

WE MAY IN THE FUTURE ISSUE ADDITIONAL SHARES OF COMMON STOCK, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock, par value $0.001 per share, of which 11,900,000 shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

WE HAVE SPECIFIC RISKS RELATED TO OUR EXPECTED RELIANCE ON A SOLE SUPPLIER OF WIND POWER GENERATION PRODUCTS.

We only have one expected supplier for our products which we will intend to base our business model around. If this supplier should go out of business or discontinue production of products we require our business could fail and you could lose your investment.

OUR BUSINESS CAN BE AFFECTED BY CURRENCY RATE FLUCTUATIONS AS WE HAVE SUPPLIERS IN CHINA, CLIENTELE IN EUROPE AND REPORT IN U.S. DOLLARS.

All of our business in Europe will be in Euros. Because of this we are affected by changes in foreign exchange rates. Over the past year the exchange rate between the Euro and the US Dollar has fluctuated drastically. Some of our expenses will be in US Dollars however the majority of our revenues, at least in our first year, will be in Euros. We have generated no revenue to date, and currently have no assurance or expectations of earning any revenue in the near term. If we are not able to successfully protect ourselves against those currency fluctuations, then our profits will also fluctuate and could cause us to be less profitable or incur losses, even if our business would otherwise be profitable.

DUE TO THE DEFINITION OF QUORUM IN OUR BYLAWS, THERE IS A POSSIBILITY THAT MINORITY SHAREHOLDERS COULD TAKE CONTROL OF OUR COMPANY THROUGH ACTIONS TAKEN AT SHAREHOLDER MEETINGS.

Our bylaws define quorum as two shareholders present to vote at a special or annual meeting of the company. At these meetings, shareholders can vote on various corporate matters, including the election of the board of directors. If our company holds an annual or special meeting of its shareholders for the purposes of electing a new board of directors, and only minority shareholders submit votes, they will be able to elect the company's board of directors. This board of directors may then take corporate actions which may be viewed as unfavorable to the majority of our company's shareholders."

WE LACK AN OPERATING HISTORY AND HAVE NOT GENERATED ANY REVENUES OR PROFIT TO DATE. THERE IS NO ASSURANCE OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES. IF WE CANNOT GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY, WE MAY HAVE TO CEASE OPERATIONS.

We were incorporated in February of 2010 and we have had limited business operations and have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $72,260. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to earn profit by attracting enough customers who will pay for our services. We cannot guarantee that we will be successful in generating substantial revenues and profit in the future. It is likely that we will not be able to achieve profitability and will have to cease operations due to lack of funding.

BECAUSE OUR SOLE OFFICER AND DIRECTOR MAY HAVE OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our sole officer and director, Jerwin Alfiler, will only be devoting limited time to our operations. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to them. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

U.S. INVESTORS MAY EXPERIENCE DIFFICULTIES IN ATTEMPTING TO EFFECT A SERVICE OF PROCESS AND TO ENFORCE JUDGMENTS BASED UPON U.S. FEDERAL SECURITIES LAWS AGAINST THE COMPANY AND ITS NON U.S. RESIDENT OFFICER AND DIRECTOR.

While we are organized under the laws of State of Nevada, our sole officer and director is a non-U.S. resident. Consequently, it may be difficult for investors to affect service of process on Mr. Alfiler in the United States and to enforce in the United States judgments obtained in United States courts against these individuals based on the civil liability provisions of the United States securities laws. Since all our assets will be located in Ireland it may be difficult or impossible for U.S. investors to collect a judgment against us. As well, any judgment obtained in the United States against us may not be enforceable in the United States.

BECAUSE WE PLAN TO OFFER WARRANTIES ON OUR PRODUCTS AND DO NOT MAINTAIN INSURANCE THERE IS A RISK THAT A HIGH FAILURE RATE COULD RESULT IN REDUCED PROFITS OR A CEASE IN OPERATIONS.

We intend to offer one year warranty on all products. At this time we do not have accurate data regarding the percentage of units that will break within the first year of operations. There is a potential risk to shareholders that product failure could result in a reduction in profits.

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

IF WE DO NOT ATTRACT CUSTOMERS, WE WILL NOT MAKE A PROFIT, WHICH ULTIMATELY WILL RESULT IN A CESSATION OF OPERATIONS.

We have no customers. We have not identified any customers and we cannot guarantee we ever will have any customers. Even if we obtain customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will likely have to suspend or cease operations.

Risks Relating to our Common Stock and our Status as a Public Company

The lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience and is generally unfamiliar with the requirements of the United States securities laws and U.S. Generally Accepted Accounting Principles, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our sole officer and director has never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our sole officer and director may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

"WE ARE AN "EMERGING GROWTH COMPANY" AND WE CANNOT BE CERTAIN IF WE WILL BE ABLE TO MAINTAIN SUCH STATUS OR IF THE REDUCED DISCLOSURE  REQUIREMENTS APPLICABLE TO EMERGING  GROWTH  COMPANIES  WILL  MAKE OUR  COMMON  STOCK  LESS  ATTRACTIVE  TO INVESTORS.

We are an  "emerging  growth  company,"  as  defined in the  Jumpstart  Our Business Startups Act of 2012 or "JOBS Act," and we may adopt certain exemptions from  various  reporting  requirements  that  are  applicable  to  other  public companies that are not "emerging growth companies,"  including,  but not limited to, not being required to comply with the auditor  attestation  requirements  of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding  executive  compensation in our periodic reports and proxy statements, and exemptions  from the  requirement  of holding a nonbinding  advisory vote on executive  and  stockholder  approval  of  any  golden  parachute  payments  not previously  approved.  We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.  We may remain an "emerging growth company" for up to five full fiscal years following our initial public offering. We would cease to be an emerging  growth  company,  and,  therefore,  ineligible  to rely  on the  above exemptions,  if we have more than $1 billion in annual revenue in a fiscal year, if we issue  more than $1  billion  of  non-convertible  debt over a  three-year period, or if we have more than $700 million in market value of our common stock held by  non-affiliates  as of June 30 in the fiscal  year before the end of the five full fiscal years.  Additionally, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result of our reduced disclosures, there may be less active trading in our common stock (assuming a market ever develops) and our stock price may be more volatile.

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144. In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  Due to our limited assets and operations, it is possible that at some point we may be deemed a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 would not able to be made until a period of at least twelve months has elapsed from the date on which a report is filed with the Commission reflecting our status as a non- “shell company”.   If we are classified as a shell company, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it would be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Previous status as a “shell company” could prevent us from raising additional funds, engaging employees and consultants, or using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION BECAUSE THERE IS SUBSTANTIAL UNCERTAINTY THAT WE WILL CONTINUE OPERATIONS IN WHICH CASE YOU COULD LOSE YOUR INVESTMENT.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

A small group of shareholders may have functional control of the Company.

Even if we are able to raise additional funds to develop our business, it is likely that a small group of our current shareholders will continue to hold a controlling interest in the Company.  They will be able to significantly influence, if not control, many aspects of the Company including the election of the Company's directors, increases in the authorized capital, dissolution, acquisitions, sale of assets or merger of the Company, and generally direct the affairs of the Company.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Bylaws contain a provision permitting us to eliminate the personal liability of our directors to our company and shareholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations.

IF WE DO NOT FILE A REGISTRATION STATEMENT ON FORM 8-A TO BECOME A MANDATORY REPORTING COMPANY UNDER SECTION 12(G) OF THE SECURITIES EXCHANGE ACT OF 1934, WE WILL NOT BE SUBJECT TO REPORTING REQUIREMENTS UNDER SECTION 15(D). ADDITIONALLY WE WILL NOT BE SUBJECT TO THE PROXY STATEMENT REQUIREMENTS, AND OUR OFFICERS, DIRECTORS AND 10% STOCKHOLDERS WILL NOT BE REQUIRED TO SUBMIT REPORTS TO THE SEC ON THEIR STOCK OWNERSHIP AND STOCK TRADING ACTIVITY, ALL OF WHICH COULD REDUCE THE VALUE OF OUR SHARES AND THE AMOUNT OF PUBLICLY AVAILABLE INFORMATION ABOUT US.

As a result of our registered offering on Form S-1, as required under Section 15(d) of the Securities Exchange Act of 1934, we were required to file periodic reports with the Securities and Exchange Commission through October 31, 2013, including a Form 10-K for the year ended October 31, 2013. We have not filed a registration statement on Form 8-A and for periods subsequent to October 31, 2013, we will not be subject to all of the reporting requirements of the 1934 Act, including the filing of quarterly and annual reports with the SEC and the proxy rules. In addition, our officers, directors and 10% stockholders will not be required to submit reports to the SEC on their stock ownership and stock trading activity. We are not required under Section 12(g) or otherwise to become a mandatory 1934 Act filer unless we have more than 2,000 shareholders (or 500 total non-accredited shareholders) and total assets of more than $10 million.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Our principal executive office is 3221 Dominquez Avenue, Quezon City, Philippines. Our telephone number is +844-624-4793. The current office space is provided without cost by Jerwin Alfiler, the sole officer and director of the Company. The space is used by Mr. Alfiler for business use and no rent is being charged to the Company at this time. Additional office space may be required to store product as sales increase. As of the date of this Annual Report, we have not sought out or selected a new office space.  Our website is located at: www.greenwindnrginc.com.

ITEM 3 — LEGAL PROCEEDINGS

 None.

 ITEM 4 — MINE SAFETY DISCLOSURES

 Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol GRWD.  There has been no active trading market for shares of our common stock.

Stockholders

As of February 7, 2014, there were 11,900,000 shares of common stock issued and outstanding held by 24 stockholders of record (not including street name holders).

Dividends

We have not paid dividends to date and do not anticipate paying any dividends in the foreseeable future. Our Board of Directors intends to follow a policy of retaining earnings, if any, to finance our growth.  The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Unregistered Sales of Equity Securities

None.

ITEM 6 — SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.  Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.

Overview

We were incorporated under the name Greenwind NRG Inc. in the State of Nevada on February 25, 2010. We are a development-stage company and we have no revenues and minimal assets. As a result we have incurred losses since inception.  Our operations to date have consisted of the formation of the Company, the raising of capital, and the formation of the Company’s website   On March 14, 2013, a registration statement on Form S-1 was declared effective for the registration of 10,000,000 shares of our common stock.  As of October 31, 2013, we had sold 2,900,000 shares pursuant to this registration statement.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. This is because we have not generated any revenues and no revenues are anticipated until we develop our website, and implement our marketing plan.

We cannot complete the development of the technical aspects of our website without obtaining additional financing. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our business plan and begin operations.

PLAN OF OPERATION

Completion of Additional Financing

The Company expects to complete an additional $100,000 in equity financing through a private placement in the coming year to finance the continued operations of the Company.  We intend to concentrate the majority of our efforts on raising capital during this period.

The table below sets forth the use of proceeds assuming that 100% of the securities offered for sale in the equity financing are sold. Management believes these costs will cover the necessary expenses for the Company to continue to develop our operations to the point that we may begin delivering services.

Gross Proceeds	$ 100,000.00

Offering Expense*	$ 20,000.00

Net Proceeds	$ 100,000.00

Net Proceeds to be used

Inventory	$ 40,000.00
Website development	$ 5,000.00
Marketing and Advertising	$ 20,000.00
Audit, Accounting and filing Fees	$ 10,000.00
Working Capital	$ 17,217.00
Repayment of accounts payable and accrued liabilities	$ 7,783.00

----------

*    Note the offering expense will be paid through the sale of equity or debt, and not with the proceeds, if any, raised from this offering.

Once we have completed the financings, our specific business plan for the next 8 months is as follows:

Develop our Website

We have worked to procure a web designer to complete a corporate website and credit card payment processing services. We have begun work on a website but we will require additional funds to have the website fully operational.

Initial Marketing Campaign

Once our website is fully operational, we intend to market our products aggressively through web, print and other mediums.

Web marketing: Search Engine Optimization services will be used to assure that we are found using key words associated with "wind energy", "Ireland", "off the grid" and more. We intend to make our website a marketing piece in itself with maps showing wind speed locations in Ireland and the UK as well as other information on the benefits of wind energy products.

Print Media Advertising: We intend to market our products in magazines and other print media that target an environmentally conscious consumer base.

We intend to spend up to $20,000 on marketing efforts. The marketing budget is not a set cost but will be based on the amount raised in the financing. Management expects revenues to increase as the marketing budget increases.

Operations and Products

During the initial marketing campaign, our management expects clients to begin using the website to purchase our products.

We will be competing with other wind energy product providers. We intend to offer competitive prices, installation and aggressively market our products but there is no guarantee we will be able to achieve profitable operations. Some of our key competitors in the sector include Turbotricity, Wind Power and Ireland Wind Turbine.

Products

                 Description                                                                           Price

                 -----------                                                                -----

5KW (complete kits for 5KW off grid wind generator

system with free standing tower)                                                      US$10,812

2KW (complete kits for 5KW off grid wind generator

system with free standing tower)                                                      US$3,405

500W (complete kits for 500W off grid wind generator

system with guyed tower)                                                                  US$805

We plan on offering additional products on our website in the future but at this time, we only intend to offer the above products. Margins on products will be a trial and error process as we test for price elasticity and competitor comparisons. We intend to mark products up by 35% for the initial year of operations. Other sources of revenue will come from installations which will differ on a sale by sale basis as some locations will require more set up time than others.

Salaries

Jerwin Alfiler intends to handle business operations without hiring additional employees. Eventually, capacity may be needed in reception, installation and shipping. Total salary costs are expected to be $150,000 per year once we have raised sufficient capital and/or generated revenue.

Marketing

Marketing efforts once we have sufficient capital and/or generated revenue are expected to run at approximately $25,000 annually.

General Overhead

Accounting, Audit, Legal and Filing: Costs associated with keeping the Company in good standing and up to date with all legal, audit and filing obligations are expected to be approximately $100,000 per year once the Company has raised sufficient capital and/or generated revenue. At this time however, because of our startup nature, costs associated with the development stage accounting, audit, legal and filing fees are expected to be drastically reduced and be approximately $10,000.

We believe the main catalyst for sales is education and marketing efforts of the variable cost savings and environmental benefits of wind energy for home use. Once the original capital expenditure of the turbine has been incurred, the only variable costs that remain are any costs associated with repair and maintenance. We do not have projected figures for these costs at this time. Management will be focused on increasing sales through our marketing efforts.

     *    "Variable cost savings" is defined as the savings associated with the price paid for energy consumption in addition to the capital required to purchase and set up the power generation equipment.

Anticipated Future Requirements

We anticipate that we will incur the following expenses over the next twelve months:

1.	$25,000 in connection with our development of our website and marketing efforts; and

2.	$10,000 for operating expenses, including professional legal and accounting expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934.

We require a minimum of approximately $35,000 to proceed with our plan of operation over the next twelve months. As we had cash of $0 and a working capital deficit in the amount of $25,260 as of October 31, 2013, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

RESULTS OF OPERATIONS

For the period from February 25, 2010 (date of inception) to October 31, 2013, the Company earned $nil in revenues.

During the year ended October 31, 2013, the Company incurred $40,837 of operating expenses compared with $24,110 of operating expenses during the year ended October 31, 2012. The increase in operating expenses was attributed to higher general and administrative costs relating to day-to-day operations of the business.

The Company incurred a net loss of $40,837 or $nil per share, for the year ended October 31, 2013 compared with a net loss of $24,110, or $nil per share, for the year ended October 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2013, the Company had cash and total assets of $nil compared with cash of $925 and total assets of $1,473 as at October 31, 2012. The decrease in cash was due to the fact that the Company incurred operating expenditures during the year and had limited financing available for operating activities.  The decrease in total assets was due to the amortization of the long-lived assets in accordance with the Company’s amortization policies.

As at October 31, 2013, the Company had total liabilities of $25,260 compared with total liabilities of $14,896 as at October 31, 2012. The increase in total liabilities was due to an increase in the amounts owing to a related party of the Company for financing received to support the Company’s day-to-day activities.

The Company had a working capital deficit of $25,260 at October 31, 2013 compared with a working capital deficit of $13,971 at October 31, 2012. The increase in working capital deficit was due to the fact that the Company received financing from a related party to support the Company’s operations.

On March 14, 2013, a Registration Statement on Form S-1 was declared effective by the SEC, registering a total of 10,000,000 shares of our common stock (the “Registered Shares”) in an initial public offering (the “Offering”).  As of October 31, 2013, the Company issued 2,900,000 Registered Shares for a total of $29,000 in proceeds and the Offering has been completed.

CASH FLOWS FROM OPERATING ACTIVITIES

During the year ended October 31, 2013, the Company used $44,187 of cash for operating activities compared with $16,657 for the year ended October 31, 2012. The increase in the cash used for operating activities was attributed to financing received from a related party which was used to repay outstanding operating obligations incurred by the Company.

CASH FLOWS FROM INVESTING ACTIVITIES

During the period from February 25, 2010 (date of inception) to October 31, 2013, the Company used $2,342  in cash for investing activities, to purchase property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

During the year ended October 31, 2013, the Company received $43,262 from financing activities, compared with $nil for the year ended October 31, 2012.  The increase was attributed to $29,000 received from the issuance of 2,900,000 common shares, and $14,459 received from related parties less $197 repaid to related parties.  The amounts owing to related parties are unsecured, non-interest bearing, and due on demand.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation.  A complete listing of these policies is included in Note 2 of the notes to our financial statements for the years ended October 31, 2013 and 2012. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER COMMON SHARE

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

STOCK-BASED COMPENSATION

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of October 31, 2013, the Company has not issued any stock-based payments to its employees.

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

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments due by Period
Contractual Obligations
At October 31, 2013	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Operating Lease Obligations	$0	$0	$0	$0	$0
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Expenditure Obligations	$0	$0	$0	$0	$0
Purchase Obligations	$0	$0	$0	$0	$0
Other Long-Term Liabilities	$0	$0	$0	$0	$0

The above table outlines our obligations as of October 31, 2013 and does not reflect any changes in our obligations that have occurred after that date.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Jumpstart Our Business Startups Act.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the reports of our independent registered public accounting firm, and the notes thereto of this report, which financial statements, reports, and notes are incorporated herein by reference.

ITEM 9 — CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of October 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, as of October 31, 2013, that our internal control over financial reporting was effective.

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending October 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Position
Jerwin Alfiler	37	Sole Director and President, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Biographies

Jerwin Alfiler

Mr.  Alfiler was appointed sole Director and President, Secretary and Treasurer of the Company in January 2014.  Since May 2006, Mr. Alfiler has been a loans manager at Butas Financial, a financial services company located in Makati, Philippines.  From March 2003 through April 2006, Mr. Alfiler was a loans officer for Cebu Loans, a financial services company located in Cebu, Philippines.  From October 1998 through January 2003, Mr. Alfiler worked at THC Lending, a financial services company located in Makati City, Philippines.   Mr. Alfiler received his Bachelor of Commerce from Ateneo University in 1998.

Terms of Office

The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of the Company’s shareholders or until removed from office in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes.  The Company’s directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes.

The Company’s officers are appointed by the Company’s Board of Directors and hold office until removed by the Board.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board of Directors held no formal meetings during the fiscal year ended October 31, 2013.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

We do not currently have standing audit, nominating or compensation committees, or committees performing similar functions.  Due to the size of our board, our Board of Directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our Board of Directors.  We do not have an audit, nominating or compensation committee charter as we do not currently have such committees.  We do not have a policy for electing members to the board.  None of our directors are independent directors as defined in the NASD listing standards.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act is not applicable to our directors, officers and beneficial owners of more than 10% of any class of equity securities since the Company has no class of equity securities registered pursuant to Section 12 of the Exchange Act and is not a closed-end investment company registered under the Investment Company Act of 1940.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company.  Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business.  Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by shareholders.  If a shareholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws.  Suggestions for candidates must be sent to the Board of Directors, c/o Greenwind NRG Inc., 3221 Dominquez Avenue, Quezon City, Philippine,

Board Leadership Structure and Role on Risk Oversight

Jerwin Alfiler currently serves as the Company’s principal executive officer and a director.  The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources.  The Board of Directors will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Code of Ethics

The Company has not yet adopted a Code of Ethics applicable to all Company directors, officers and employees as the Company currently lacks sufficient funds to adopt and implement a Code of Ethics.

ITEM 11 — EXECUTIVE COMPENSATION

Executive Compensation

The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and principal financial officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal years ended October 31, 2012 and 2013.  Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jerwin Alfiler (Principal Executive Officer, Principal Financial Officer)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

James Sammon (1)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Tadhq Sammon (2)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

(1)     Former Principal Executive Officer and Principal Financial Officer.  Resigned effective January 7, 2014.

(2)     Former Principal Executive Officer and Principal Financial Officer.  Resigned effective January 7, 2014.

Other than as set forth above, none of our executive officers received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

Director Compensation

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.  However, we intend to review and consider future proposals regarding board compensation.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Employment Agreements

None of our executive officers currently have employment agreements with us and the manner and amount of compensation for the above-referenced new officer and director has not yet been determined.

Potential Payments Upon Termination or Change-in-Control

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. As a result, we have omitted this table.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board of Directors and the Board of Directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of January 24, 2014 with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially 5% or more of the outstanding shares of our common stock.  To our knowledge, except as indicated in any footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage Beneficially Owned(2)
Directors and Executive Officers
James Sammon (former director and officer) SpurHill, Doughcloyne Togher, Cork, Ireland	5,000,000	42.02%
Tadhq Sammon (former director and officer) Secretary and Director 6 Kings Fort Gardens Castlepark Village Mallow, Cork, Ireland	4,000,000	33.61%
Jerwin Alfiler 3221 Dominquez Avenue Quezon City, Philippines	0	0.00%

All Officers and Directors as a Group	9,000,000	75.63.00%

____________________

(1)     Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.  Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)     Based on 11,900,000 shares of our common stock outstanding as of January 24, 2014.

Equity Compensation Plan Information

The company has no active equity compensation plans and there are currently no outstanding options from prior plans.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company owes $18,377 to a former officer and a shareholder of the Company for general expenditures.  The amounts owing are unsecured, non-interest bearing and due on demand.

Other than as set forth above, none of our current officers or directors have been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Review, Approval or Ratification of Transactions with Related Persons

As we have not adopted a Code of Ethics, we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

During the year ended October 31, 2013, we did not have any independent directors on our board.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by the Company’s principal accountant for the fiscal periods shown.

	October 31, 2013	October 31, 2012
Audit Fees	$9,800	$9,000
Audit — Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$9,800	$9,000

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firm in the past fiscal year.   The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements and Financial Statement Schedules

(1)   Financial Statements are listed in the Index to Financial Statements of this report.

(b)   Exhibits

The following exhibits are included as part of this report by reference:

3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on December 23, 2011)

3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on December 23, 2011)

10.1	Statement of No Debt Owing to Anhui Hummer Dynamo Co., (Incorporated by reference to our Registration Statement on Form S-1 filed on July 11, 2012).

10.2	Director Loan Agreement (Incorporated by reference to our Registration Statement on Form S-1 filed on February 16, 2012)
10.3	Supply List from Anhui Hummer Dynamo Co. (Incorporated by reference to our Registration Statement on Form S-1 filed on July 11, 2012)
21*	List of Subsidiaries

31*	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer and Principal Financial Officer)

32*	Section 1350 Certifications

101**	Interactive data files pursuant to Rule 405 of Regulation S-T

* Filed herewith

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenwind NRG INC.

Dated: February 12, 2014	/s/ Jerwin Alfiler
By: Jerwin Alfiler
Its: President
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Jerwin Alfiler	President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	February 12, 2014
Jerwin Alfiler

GREENWIND NRG INC.

(A Development Stage Company)

Financial Statements

October 31, 2013

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Greenwind NRG, Inc.

Quezon City, Philippines

We have audited the accompanying balance sheets of Greenwind NRG Inc. (the “Company”) as of October 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from February 25, 2010 (Date of Inception) to October 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenwind NRG Inc. as of October 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and for the period from February 25, 2010 (Date of Inception) through October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

February 7, 2014

GREENWIND NRG INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AT OCTOBER 31, 2013 AND 2012

ASSETS	2013	2012
Current Assets
Cash and cash equivalents	$ 0	$ 925
Total Current Assets	0	925

Property and equipment, net	0	548

TOTAL ASSETS	$ 0	$ 1,473

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$ 6,883	$ 10,781
Notes payable – related party	18,377	4,115

Total Liabilities	25,260	14,896

Stockholders’ Deficit
Common stock, par $0.001, 75,000,000 shares authorized, 11,900,000 and 9,000,000 shares issued and outstanding	11,900	9,000
Additional paid in capital	35,100	9,000
Deficit accumulated during the development stage	(72,260)	(31,423)

Total Stockholders’ Deficit	(25,260)	(13,423)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 0	$ 1,473

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31, 2013 AND 2012

PERIOD FROM FEBRUARY 25, 2010 (INCEPTION) TO OCTOBER 31, 2013

	Year ended October 31, 2013	Year ended October 31, 2012	Period from February 25, 2010 (Inception) to October 31, 2013

GROSS REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Professional fees	18,681	19,045	42,226
Website design	0	0	2,050
Depreciation	548	1,172	2,342
General and administrative	21,608	3,893	25,642
TOTOAL OPERATING EXPENSES	40,837	24,110	72,260

LOSS FROM OPERATIONS	(40,837)	(24,110)	(72,260)

OTHER EXPENSES	0	0	0

NET LOSS BEFORE INCOME TAXES	(40,837)	(24,110)	(72,260)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (40,837)	$ (24,110)	$ (72,260)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,512,055	9,000,000

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM FEBRUARY 25, 2010 (INCEPTION) TO OCTOBER 31, 2013

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception, February 25, 2010	0	$ 0	$ 0	$ 0	$ 0

Net income for the period ended October 31, 2010	-	-	-	0	0

Balance, October 31, 2010	0	0	0	0	0

Common stock issued for cash to founders at $0.002 per share	9,000,000	9,000	9,000	-	18,000

Net loss for the year ended October 31, 2011	-	-	-	(7,313)	(7,313)

Balance, October 31, 2011	9,000,000	9,000	9,000	(7,313)	10,687

Net loss for the year ended October 31, 2012	-	-	-	(24,110)	(24,110)

Balance, October 31, 2012	9,000,000	9,000	9,000	(31,423)	(13,423)

Common stock issued for cash at $0.01 per share	2,900,000	2,900	26,100	-	29,000

Net loss for the year ended October 31, 2013	-	-	-	(40,837)	(40,837)

Balance, October 31, 2013	11,900,000	$ 11,900	$ 35,100	$ (72,260)	$ (25,260)

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2013 AND 2012

PERIOD FROM FEBRUARY 25, 2010 (INCEPTION) TO OCTOBER 31, 2013

	Year ended October 31, 2013	Year ended October 31, 2012	Period from February 25, 2010 (Inception) to October 31, 2013
Cash Flows from Operating Activities:
Net loss	$ (40,837)	$ (24,110)	$ (72,260)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	548	1,172	2,342
Changes in Assets and Liabilities
Increase (decrease) in accounts payable and accrued liabilities	(3,898)	6,281	6,883
Net Cash Used in Operating Activities	(44,187)	(16,657)	(63,035)

Cash Flows from Investing Activities
Purchase of property and equipment	0	0	(2,342)
Net Cash Used in Investing Activities	0	0	(2,342)

Cash Flows from Financing Activities:
Proceeds from notes payable – related party	14,262	0	18,377
Proceeds from the sale of common stock	29,000	0	47,000
Net Cash Provided by Financing Activities	43,262	0	65,377

Net Increase (Decrease) in Cash and Cash Equivalents	(925)	(16,657)	0

Cash and Cash Equivalents – Beginning	925	17,582	0

Cash and Cash Equivalents – Ending	$ 0	$ 925	$ 0

Supplemental Cash Flow Information:
Cash paid for interest	$ 0	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0	$ 0

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 1 – NATURE OF BUSINESS

Greenwind NRG Inc. (“the Company” or “Greenwind”) was incorporated under the laws of the State of Nevada on February 25, 2010.  The Company is in the development stage and intends to commence operations in the business of off the grid wind power systems for residential, cabin, RV, boat and shop use. We intend to source equipment from suppliers at wholesale prices and market, distribute, setup and maintain this equipment. Our target market will be Ireland.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, February 25, 2010 through October 31, 2013, the Company has accumulated losses of $72,260.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an October 31 fiscal year end.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Fair Value of Financial Instruments

The carrying value of cash, accrued expenses and notes payable – related party approximate their fair value due to the short period of these instruments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment

The capital assets are being depreciated over their estimated useful lives using the straight line method of depreciation for book purposes.

GREENWIND NRG INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

Loss Per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of October 31, 2013, the Company has not issued any stock-based payments to its employees.

Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.  Management evaluated subsequent events through the date that such financial statements were issued.

GREENWIND NRG INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years.  The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at October 31:

	2013	2012
Wind turbine	$ 2,342	$ 2,342
Less: Accumulated depreciation	(2,342)	(1,794)
Property and equipment, net	$ 0	$ 548

The Company estimated the estimated useful life of the wind turbine to be two years.

Depreciation expense was $548 and $1,172 for the years ended October 31, 2013 and 2012.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses at October 31, 2013 and 2012 consisted of the following:

	2013	2012
Legal	$ 483	$ 2,906
Audit	5,000	6,100
Accounting	1,250	-
Edgarizing	150	1,775
Total Accrued Expenses	$ 6,883	$ 10,781

NOTE 5 – NOTE PAYABLE – RELATED PARTY

As of October 31, 2013, the Company owed $18,377 (2012 - $4,115) to a shareholder of the Company for loans made to the Company for working capital.  The amounts owing are unsecured, non-interest bearing, and due on demand.

GREENWIND NRG INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 6 – CAPITAL STOCK

Authorized capital – 75,000,000 common shares, with a par value of $0.001 per share.

Issued and Outstanding – 11,900,000 and 9,000,000 common shares as of October 31, 2013 and 2012, respectively.

In February 2011, the Company issued 9,000,000 shares of common stock at a price of $0.002 per share for total cash proceeds of $18,000.

During the year ended October 31, 2013, the Company issued 2,900,000 shares of common stock at $0.01 per share for total cash proceeds of $29,000.

NOTE 7 – COMMITMENTS

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – INCOME TAXES

For the year ended October 31, 2013, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $72,260 at October 31, 2013, and will expire beginning in the year 2032.

The provision for Federal income tax consists of the following at October 31, 2013 and 2012:

	2013	2012
Federal income tax attributable to:
Current Operations	$ 13,885	$ 8,197
Less: valuation allowance	(13,885)	(8,197)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of October 31, 2013 and 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 24,568	$ 10,683
Less: valuation allowance	(24,568)	(10,683)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $72,260 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

GREENWIND NRG INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital, has incurred losses of $72,260 since its inception, and has not yet produced revenues from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.  Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans from investors.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

INDEX TO EXHIBITS

3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on December 23, 2011)

3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on December 23, 2011)

10.1	Statement of No Debt Owing to Anhui Hummer Dynamo Co., (Incorporated by reference to our Registration Statement on Form S-1 filed on July 11, 2012).

10.2	Director Loan Agreement (Incorporated by reference to our Registration Statement on Form S-1 filed on February 16, 2012)
10.3	Supply List from Anhui Hummer Dynamo Co. (Incorporated by reference to our Registration Statement on Form S-1 filed on July 11, 2012)
21*	List of Subsidiaries

31*	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer and Principal Financial Officer)

32*	Section 1350 Certifications

101**	Interactive data files pursuant to Rule 405 of Regulation S-T

*Filed herewith

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.