Form 10-Q
period 2014-01-31
GREENWIND NRG INC
filed 2014-03-14
CIK 1537274

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from__________ to __________

Commission file number: 000-1537274

GREENWIND NRG INC.
 (Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction	(IRS Employer Identification No.)
of Incorporation or organization)

3221 Dominquez Avenue, Quezon City, Philippines
(Address of principal executive offices and zip code)

844-624-4793
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes   ☒  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller Reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at March 10, 2014
Common stock, $0.001 par value	11,900,000

Greenwind NRG Inc.

Form 10-Q

For the Three Months Ended January 31, 2014

FORWARD-LOOKING STATEMENTS
This Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on February 12, 2014.
As used in this Form 10-Q, "we," "us," and "our" refer to Greenwind NRG Inc., which is also sometimes referred to as the "Company" or "Greenwind."
YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING
STATEMENTS
The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

GREENWIND NRG INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

JANUARY 31, 2014

GREENWIND NRG INC.
 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

JANUARY 31, 2014

Condensed Balance Sheets as of January 31, 2014 and October 31, 2013 (unaudited)	F - 2

Condensed Statements of Operations for the three months ended January 31, 2014 and 2013 and the period from February 25, 2010 (Date of Inception) to January 31, 2014 (unaudited)	F - 3

Condensed Statements of Cash Flows for the three months ended January 31, 2014 and 2013 and the period from February 25, 2010 (Date of Inception) to January 31, 2014 (unaudited)	F - 4

Notes to Condensed Financial Statements (unaudited)	F - 5 – F - 7

GREENWIND NRG INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS (UNAUDITED)
AT JANUARY 31, 2014 AND OCTOBER 31, 2013

ASSETS	January 31, 2014	October 31, 2013
Current Assets
Cash and cash equivalents	$0	$0
Total Current Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$24,808	$6,883
Notes payable – related party	1,962	18,377

Total Liabilities	26,770	25,260

Stockholders' Deficit
Common stock, par $0.001, 75,000,000 shares authorized, 11,900,000 shares issued and outstanding	11,900	11,900
Additional paid in capital	53,477	35,100
Deficit accumulated during the development stage	(92,147)	(72,260)

Total Stockholders' Deficit	(26,770)	(25,260)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0	$0

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 2014 AND 2013
PERIOD FROM FEBRUARY 25, 2010 (INCEPTION) TO JANUARY 31, 2014

	Three months ended January 31, 2014	Three months ended January 31, 2013	Period from February 25, 2010 (Inception) to January 31, 2014

GROSS REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	18,159	3,750	60,385
Website design	0	0	2,050
Depreciation	0	293	2,342
General and administrative	1,728	123	27,370
TOTAL OPERATING EXPENSES	19,887	4,166	92,147

LOSS FROM OPERATIONS	(19,887)	(4,166)	(92,147)

OTHER EXPENSES	0	0	0

NET LOSS BEFORE INCOME TAXES	(19,887)	(4,166)	(92,147)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(19,887)	$(4,166)	$(92,147)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	11,900,000	9,000,000

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 2014 AND 2013
PERIOD FROM FEBRUARY 25, 2010 (INCEPTION) TO JANUARY 31, 2014

	Three months ended January 31, 2014	Three months ended January 31, 2013	Period from February 25, 2010 (Inception) to January 31, 2014
Cash Flows from Operating Activities:
Net loss	$(19,887)	$(4,166)	$(92,147)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	0	293	2,342
Changes in Assets and Liabilities
Increase (decrease) in accounts payable and accrued liabilities	17,925	(4,045)	24,808
Net Cash Used in Operating Activities	(1,962)	(7,918)	(64,997)

Cash Flows from Investing Activities
Purchase of property and equipment	0	0	(2,342)
Net Cash Used in Investing Activities	0	0	(2,342)

Cash Flows from Financing Activities:
Proceeds from notes payable – related party	1,962	7,875	20,339
Proceeds from the sale of common stock	0	0	47,000
Net Cash Provided by Financing Activities	1,962	7,875	67,339

Net Increase (Decrease) in Cash and Cash Equivalents	0	(43)	0

Cash and Cash Equivalents – Beginning	0	925	0

Cash and Cash Equivalents – Ending	$0	$882	$0

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Supplemental Non-Cash Investing and Financing Information:
Forgiveness of shareholder debt	$18,377	$0	$18,377

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2014
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

Greenwind NRG Inc. ("the Company" or "Greenwind") was incorporated under the laws of the State of Nevada on February 25, 2010.  The Company is in the development stage and intends to commence operations in the business of off the grid wind power systems for residential, cabin, RV, boat and shop use. We intend to source equipment from suppliers at wholesale prices and market, distribute, setup and maintain this equipment. Our target market will be Ireland.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, February 25, 2010 through January 31, 2014, the Company has accumulated losses of $92,147.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC as of and for the year ended October 31, 2013. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting).  The Company has adopted an October 31 fiscal year end.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Fair Value of Financial Instruments
The carrying value of cash, accounts payable and accrued liabilities, and notes payable – related party approximate their fair value due to the short period of these instruments.

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

GREENWIND NRG INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2014
(UNAUDITED)

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

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of January 31, 2014, the Company has not issued any stock-based payments to its employees.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued expenses at January 31, 2014 and October 31, 2013 consisted of the following:

	January 31, 2014	October 31, 2013
Legal	$13,830	$483
Audit	6,600	5,000
Accounting	2,500	1,250
Edgarizing	1,878	150
Total Accrued Expenses	$24,808	$6,883

GREENWIND NRG INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2014
(UNAUDITED)

NOTE 4 – NOTE PAYABLE – RELATED PARTY

(a)
As of January 31, 2014, the Company owed $nil (October 31, 2013 - $18,377) to a shareholder of the Company for loans made to the Company for working capital.  On January 7, 2014, the former officer of the Company forgave all amounts owing by the Company, which has been recorded as contributed capital.

(b)
As of January 31, 2014, the Company owed $1,962 (October 31, 2013 - $0) to the President and Director of the Company for loans made to the Company for working capital.  The amounts owing are unsecured, non-interest bearing, and due on demand.

NOTE 5 – CAPITAL STOCK

Authorized capital – 75,000,000 common shares, with a par value of $0.001 per share.

Issued and Outstanding – 11,900,000 as of January 31, 2013 and October 31, 2013.

In February 2011, the Company issued 9,000,000 shares of common stock at a price of $0.002 per share for total cash proceeds of $18,000.

During the year ended October 31, 2013, the Company issued 2,900,000 shares of common stock at $0.01 per share for total cash proceeds of $29,000.

NOTE 6 – COMMITMENTS

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

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital, has incurred losses of $92,147 since its inception, and has not yet produced revenues from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to January 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.
Overview

We were incorporated under the name Greenwind NRG Inc. in the State of Nevada on February 25, 2010. We are a development-stage company and we have no revenues and no assets. As a result we have incurred losses since inception.  Our operations to date have consisted of the formation of the Company, the raising of capital, and the formation of the Company's website   On March 14, 2013, a registration statement on Form S-1 was declared effective for the registration of 10,000,000 shares of our common stock.  As of January 31, 2014, we had sold 2,900,000 shares pursuant to this registration statement.

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

PLAN OF OPERATION

Completion of Additional Financing

The Company expects to complete an additional $100,000 in equity financing through a private placement in 2014 to finance the continued operations of the Company.  We intend to concentrate the majority of our efforts on raising capital during this period.

The table below sets forth the use of proceeds assuming that 100% of the securities offered for sale in the equity financing are sold. Management believes these costs will cover the necessary expenses for the Company to continue to develop our operations to the point that we may begin delivering services.

Gross Proceeds	$100,000.00

Offering Expense	$20,000.00

Net Proceeds	$100,000.00

Net Proceeds to be used

Inventory	$40,000.00
Website development	$5,000.00
Marketing and Advertising	$20,000.00
Audit, Accounting and filing Fees	$10,000.00
Working Capital	$17,217.00
Repayment of accounts payable and accrued liabilities	$7,783.00

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

We require a minimum of approximately $35,000 to proceed with our plan of operation over the next twelve months. As we had cash and a working capital in the amount of $0 as of January 31, 2014, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

RESULTS OF OPERATIONS

For the period from February 25, 2010 (date of inception) to January 31, 2014, the Company did not earn any revenues.

During the three months ended January 31, 2014, the Company incurred $19,887 of operating expenses compared with $4,166 of operating expenses during the three months ended January 31, 2013. The increase in operating expenses was attributed to an increase in professional fees incurred, including legal fees relating to the filing of SEC documents relating to the private sale of common stock by the former President and Director of the Company.

The Company incurred a net loss of $19,887 or $0 per share, for the three months ended January 31, 2014 compared with a net loss of $4,166, or $0 per share, for the three months ended January 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2014 and October 31, 2013, the Company had cash of $0 and total assets of $0.

As at January 31, 2014, the Company had total liabilities of $26,770 compared with total liabilities of $25,260 as at October 31, 2013. The increase in total liabilities is due to an increase in accounts payable and accrued liabilities as the Company had limited cash flows to repay outstanding obligations as they became due.  This was offset by a decrease in amounts due to related parties of $18,377 as the former President and Director of the Company forgave all amounts owing as part of his resignation on January 9, 2014.

On March 14, 2013, a Registration Statement on Form S-1 was declared effective by the SEC, registering a total of 10,000,000 shares of our common stock (the "Registered Shares") in an initial public offering (the "Offering").  As of October 31, 2013, the Company issued 2,900,000 Registered Shares for a total of $29,000 in proceeds and the Offering has been completed.

CASH FLOWS FROM OPERATING ACTIVITIES

During the three months ended January 31, 2014, the Company used $1,962 of cash for operating activities compared with $7,918 for the three months ended January 31, 2013. The  decrease in the cash used for operating activities was attributed to the fact that the Company had limited amounts of cash flow for outstanding operating activities.

CASH FLOWS FROM FINANCING ACTIVITIES

During the three months ended January 31, 2014, the Company received $1,962 from financing activities compared with $7,875 for the three months ended January 31, 2013.  The proceeds received from financing activities were financings provided by management to support the Company's day-to-day activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation.  A complete listing of these policies is included in Note 2 of the notes to our financial statements for the three months ended January 31, 2014. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

As of January 31, 2014, the Company has not issued any stock-based payments to its employees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.
Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of January 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter of the fiscal year ending January 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit	Description
No.
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on December 23, 2011)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on December 23, 2011)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T

* Filed herewith.
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENWIND NRG INC.

Dated: March 14, 2014	By:	/s/ Jerwin Alfiler

	Name:	Jerwin Alfiler
	Title:	President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)