Form 10-Q
period 2014-07-31
GREENWIND NRG INC
filed 2014-09-15
CIK 1537274

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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
	Large accelerated filer		Accelerated filer		Non-accelerated filer	☒	Smaller Reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒Yes    No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at September 15, 2014
Common stock, $0.001 par value	11,900,000

Greenwind NRG Inc.

Form 10-Q

For the Three Months Ended July 31, 2014

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GREENWIND NRG INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

JULY 31, 2014

Condensed Balance Sheets as of July 31, 2014 and October 31, 2013 (unaudited)	5
Condensed Statements of Operations for the periods ended July 31, 2014 and 2013 and the period from February 25, 2010 (Date of Inception) to July 31, 2014 (unaudited)	6
Condensed Statements of Cash Flows for the periods ended July 31, 2014 and 2013 and the period from February 25, 2010 (Date of Inception) to July 31, 2014 (unaudited)	7
Notes to Condensed Financial Statements (unaudited)	8

GREENWIND NRG INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
AT JULY 31, 2014 AND OCTOBER 31, 2013

ASSETS	July 31, 2014 (unaudited)	October 31, 2013
Current Assets
Cash and cash equivalents	$0	$0
Total Current Assets	0	0

Property and equipment, net	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$5,916	$6,883
Notes payable – related party	33,305	18,377

Total Liabilities	39,221	25,260

Stockholders' Deficit
Common stock, par $0.001, 75,000,000 shares authorized, 11,900,000 shares issued and outstanding	11,900	11,900
Additional paid in capital	53,477	35,100
Deficit accumulated during the development stage	(104,598)	(72,260)

Total Stockholders' Deficit	(39,221)	(25,260)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0	$0

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended July 31, 2014	Three months ended July 31, 2013	Nine months ended July 31, 2014	Nine months ended July 31, 2013	Period from February 25, 2010 (Inception) to July 31, 2014

GROSS REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Professional fees	4,556	2,101	27,826	11,194	70,052
Website design	0	0	0	0	2,050
Depreciation	0	0	0	548	2,342
General and administrative	1,400	8,483	4,512	10,304	30,154
TOTOAL OPERATING EXPENSES	5,956	10,584	32,338	22,046	104,598

LOSS FROM OPERATIONS	(5,956)	(10,584)	(32,338)	(22,046)	(104,598)

OTHER EXPENSES	0	0	0	0	0

NET LOSS BEFORE INCOME TAXES	(5,956)	(10,584)	(32,338)	(22,046)	(104,598)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(5,956)	$(10,584)	$(32,338)	$(22,046)	$(104,598)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	11,900,000	11,745,652	11,900,000	10,044,322

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended July 31, 2014	Nine months ended July 31, 2013	Period from February 25, 2010 (Inception) to July 31, 2014
Cash Flows from Operating Activities:
Net loss	$(32,338)	$(22,046)	$(104,598)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	0	548	2,342
Changes in Assets and Liabilities
Increase (decrease) in accounts payable and accrued liabilities	(967)	(8,713)	5,916
Net Cash Used in Operating Activities	(33,305)	(30,211)	(96,340)

Cash Flows from Investing Activities
Purchase of property and equipment	0	0	(2,342)
Net Cash Used in Investing Activities	0	0	(2,342)

Cash Flows from Financing Activities:
Proceeds from notes payable – related party	33,305	11,622	51,682
Proceeds from the sale of common stock	0	29,000	47,000
Net Cash Provided by Financing Activities	33,305	40,622	98,682

Net Increase (Decrease) in Cash and Cash Equivalents	0	10,411	0

Cash and Cash Equivalents – Beginning	0	925	0

Cash and Cash Equivalents – Ending	$0	$11,336	$0

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JULY 31, 2014
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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, February 25, 2010 through July 31, 2014, the Company has accumulated losses of $104,598.

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
JULY 31, 2014
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

As of July 31, 2014, the Company has not issued any stock-based payments to its employees.

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

GREENWIND NRG INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JULY 31, 2014
(UNAUDITED)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at July 31, 2014 and October 31, 2013:

	July 31, 2014	October 31, 2013
Wind turbine	$2,342	$2,342
Less: Accumulated depreciation	(2,342)	(2,342)
Property and equipment, net	$0	$0

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued expenses at July 31, 2014 and October 31, 2013 consisted of the following:

	July 31, 2014	October 31, 2013
Legal	$1,966	$483
Audit	1,750	5,000
Accounting	1,250	1,250
Edgarizing	950	150
	$5,916	$6,883

NOTE 5 – NOTE PAYABLE – RELATED PARTY

(a)
As of July 31, 2014, the Company owed $nil (2013 - $18,377) to a shareholder of the Company for loans made to the Company for working capital.  On January 7, 2014, the former officer of the Company forgave all amounts owing by the Company, which has been recorded as an offset against additional paid-in capital.  The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)
As at July 31, 2014, the Company owed $33,305 (2013 - $0) to the President and Director of the Company for loans made to the Company for working capital.  The amounts owing are unsecured, non-interest bearing, and due on demand.

GREENWIND NRG INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2014
(UNAUDITED)

NOTE 6 – CAPITAL STOCK

Authorized capital – 75,000,000 common shares, with a par value of $0.001 per share.

Issued and Outstanding – 11,900,000 common shares as of July 31, 2014 and October 31, 2013.

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

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital, has incurred losses of $104,598 since its inception, and has not yet produced revenues from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to July 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We require a minimum of approximately $35,000 to proceed with our plan of operation over the next twelve months. As we had cash and a working capital in the amount of $0 as of July 31, 2014, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

RESULTS OF OPERATIONS

For the period from February 25, 2010 (date of inception) to July 31, 2014, the Company did not earn any revenues.

Comparison of Three Months Ended July 31, 2014 and 2013

During the three months ended July 31, 2014, the Company incurred $5,956 of operating expenses compared with $10,584 of operating expenses during the three months ended July 31, 2013. The decrease in operating expenses was attributed to a decrease in professional fees incurred, including legal fees relating and a decrease in general and administrative costs.

Comparison of Nine Months Ended July 31, 2014 and 2013

During the nine months ended July 31, 2014, the Company incurred $32,338 of operating expenses compared with $22,046 of operating expenses during the nine months ended July 31, 2013. The increase in operating expenses was attributed to an increase in professional fees incurred, including legal fees relating and an increase in general and administrative costs.

The Company incurred a net loss of $32,338 or $0 per share, for the nine months ended July 31, 2014 compared with a net loss of $22,046 or $0 per share, for the nine months ended July 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2014 and October 31, 2013, the Company had cash of $0 and total assets of $0.

(a)	As at July 31, 2014, the Company had total liabilities of $39,221 compared with total liabilities of $25,260 as at October 31, 2013. The increase in total liabilities is due to an increase in accounts payable and accrued liabilities as the Company had limited cash flows to repay outstanding obligations as they became due. This was offset by a decrease in amounts due to related parties of $18,377 as the former President and Director of the Company forgave all amounts owing as part of his resignation on January 9, 2014. As at July 31, 2014, the Company owed $33,305 (2013 - $0) to the President and Director of the Company for loans made to the Company for working capital. The amounts owing are unsecured, non-interest bearing, and due on demand.

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

Cash Flows from Operating Activities

During the nine months ended July 31, 2014, the Company used $33,305 of cash for operating activities compared with $30,211 for the nine months ended July 31, 2013. The increase in the cash used for operating activities was attributed to the fact that the Company had to pay accounts payables that were coming due for outstanding operating activities.

Cash Flows from Investing Activities

During the period from February 25, 2010 (date of inception) to July 31, 2014, the Company purchased $2,342 of property and equipment.

Cash Flows from Financing Activities

During the nine months ended July 31, 2014, the Company received $33,305 from financing activities compared with $40,622 for the nine months ended July 31, 2013.  The proceeds received from financing activities were financings provided by management to support the Company's day-to-day activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation.  A complete listing of these policies is included in Note 2 of the notes to our financial statements for the three months ended July 31, 2014. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

As of July 31, 2014, the Company has not issued any stock-based payments to its employees.

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
Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of July 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending July 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: September 15, 2014

By:	/s/ Jerwin Alfiler
Name:	Jerwin Alfiler
Title:	President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)