Form 10-K
period 2014-10-31
GREENWIND NRG INC
filed 2015-01-29
CIK 1537274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2014

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

(Registrant's telephone number)

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
YES ☒	NO 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☒	NO 

During the past fiscal year, there has been no market for our securities.

As of January 21, 2015, there were outstanding 11,900,000 shares of registrant's common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. Forward-looking statements are often identified by words such as "believe," "expect," "estimate," "anticipate," "intend," "project," "plans," "seek" and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as "may," "will," "should," "plans," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" below that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), particularly the Company's Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

As used in this Annual Report on Form 10-K, references to "dollars" and "$" are to United States dollars and, unless otherwise indicated, references to "we," "our," "us," the "Company," "Greenwind" or the "Registrant" refer to Greenwind NRG Inc., a Nevada corporation.

ITEM 1 — BUSINESS

BACKGROUND

We were incorporated under the name Greenwind NRG Inc. in the State of Nevada on February 25, 2010. We are a development-stage company with no revenues and no assets. As a result, we have incurred losses since inception.

We have focused our limited managerial and financial capacity almost entirely on the efforts needed to raise capital and to begin building the Company's website and marketing plan.

We intend to operate in the business of off the grid wind power systems for residential, cabin, RV, boat and shop use. We intend to source equipment from suppliers at wholesale prices and market, distribute, setup and maintain this equipment. Our target market will be Ireland.

We expect to create a marketing campaign that will include web marketing, trade shows and newspaper advertisements.

We have been unable to raise additional funds to implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors' preference would be to obtain additional funding to implement our business plan, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

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

MARKET

We intend to initially target the Irish market and focus on users who are socially/environmentally conscious and seek an alternative, renewable source of energy for a variety of uses. Coastal communities have the best wind speeds to support efficient and maintained power but the majority of Ireland municipalities carry mean wind speeds of over 16 miles per hour. Our products will have a rated wind speed of approximately 16 miles per hour.

The average electricity consumption of a household in the UK is 4,800kw per year. Our two larger turbines will have the ability to generate 5kw per hour. This however is in optimal conditions which we will define as wind speeds above 16 miles per hour. So while our larger units will have the ability to provide the energy to supply the average household with all its electricity consumption requirements, it is still not a reliable stand-alone system for a household because of variable wind conditions. We are not marketing our products to provide complete energy requirements for homes but instead as a way of subsidizing a portion of energy costs for homes or as a power source where power would not otherwise be available.

Even if average wind speeds fall within optimal conditions, there will be times when wind speeds are too slow or too fast to provide sufficient energy to a home. We remind potential investors that we are not providing a product to replace conventional energy for homes.

COMPETITION

The retail suppliers for off-the-grid wind power are not numerous; however there are several other companies with similar business models operating within Ireland. In addition to direct competition other renewable supplement products, such as solar, must be taken into consideration given this power source attracts many of the same users and provides a similar function.

There are various strategies to be used by us, including distribution and after sales support, to be competitive and differentiate ourselves from competitors in the Irish off-the-grid power space. We intend to emphasize our focus on Ireland's strong natural wind energy resources and the environmental benefits of harnessing this renewable power source. We believe that through an aggressive advertising campaign and strong after sales support, we can build relationships and gain much of our growth through referrals and repeat customers looking for additional wind power.

REVENUE

If market conditions allow and we are successful in executing our business plan, we intend to generate revenues by selling and offering installation and maintenance services of off-the-grid wind turbines. We intend to markup our products by 35 percent.

DISTRIBUTION

Depending on the location and installation needs of clients, different delivery methods and pricing will be offered. Products can be mailed for do-it-yourself installation or delivery and installation will also be offered for an increased price.

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

 ITEM 1A — RISK FACTORS
You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities. The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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
OUR BUSINESS CAN BE AFFECTED BY CURRENCY RATE FLUCTUATIONS AS WE ANTICIPATE HAVING SUPPLIERS IN CHINA AND CLIENTELE IN EUROPE, AND REPORTING IN U.S. DOLLARS.
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

 We were incorporated in February of 2010 and we have had limited business operations and have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $115,292. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to earn profit by attracting enough customers who will pay for our services. We cannot guarantee that we will be successful in generating substantial revenues and profit in the future. It is likely that we will not be able to achieve profitability and will have to cease operations due to lack of funding.
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
SHARES OF OUR COMMON STOCK THAT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, REGARDLESS OF WHETHER SUCH SHARES ARE RESTRICTED OR UNRESTRICTED, ARE SUBJECT TO RESALE RESTRICTIONS IMPOSED BY RULE 144, INCLUDING THOSE SET FORTH IN RULE 144(I) WHICH APPLY TO A "SHELL COMPANY." IN ADDITION, ANY SHARES OF OUR COMMON STOCK THAT ARE HELD BY AFFILIATES, INCLUDING ANY RECEIVED IN A REGISTERED OFFERING, WILL BE SUBJECT TO THE RESALE RESTRICTIONS OF RULE 144(I).
Pursuant to Rule 144 of the Securities Act of 1933, as amended ("Rule 144"), a "shell company" is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we are a "shell company" pursuant to Rule 144 and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date that a Current Report on Form 8-K is filed with the Commission reflecting the Company's status as a non- "shell company." Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of a Current Report on Form 8-K reflecting non-"shell company" status, and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our status as a "shell company" could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

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
OUR STOCK IS CATEGORIZED AS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A SHAREHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.
Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A SHAREHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.
In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares

TO DATE, WE HAVE NOT PAID ANY CASH DIVIDENDS AND NO CASH DIVIDENDS WILL BE PAID IN THE FORESEEABLE FUTURE.

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
As a result of our registered offering on Form S-1, as required under Section 15(d) of the Securities Exchange Act of 1934, we were required to file periodic reports with the Securities and Exchange Commission through October 31, 2014, including a Form 10-K for the year ended October 31, 2014. We have not filed a registration statement on Form 8-A and for periods subsequent to October 31, 2014, we will not be subject to all of the reporting requirements of the 1934 Act, including the filing of quarterly and annual reports with the SEC and the proxy rules. In addition, our officers, directors and 10% stockholders will not be required to submit reports to the SEC on their stock ownership and stock trading activity. We are not required under Section 12(g) or otherwise to become a mandatory 1934 Act filer unless we have more than 2,000 shareholders (or 500 total non-accredited shareholders) and total assets of more than $10 million.
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

ITEM 3 — LEGAL PROCEEDINGS
 None.
 ITEM 4 — MINE SAFETY DISCLOSURES
 Not applicable.
PART II
ITEM 5 — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on the Over the Counter Bulletin Board under the symbol "GRWD".  There has been no active trading market for shares of our common stock.
Stockholders

As of January 13, 2015, there were 11,900,000 shares of common stock issued and outstanding held by 24 stockholders of record (not including street name holders).

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

Unregistered Sales of Equity Securities

None.

ITEM 6 — SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
We were incorporated under the name Greenwind NRG Inc. in the State of Nevada on February 25, 2010. We are a development-stage company and we have no revenues and no assets. As a result we have incurred losses since inception.  Our operations to date have consisted of the formation of the Company, the raising of capital, and the formation of the Company's website   On March 14, 2013, a registration statement on Form S-1 was declared effective for the registration of 10,000,000 shares of our common stock.  As of October 31, 2013, we had sold 2,900,000 shares pursuant to this registration statement and the offering has been completed.

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

As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors' preference would be to obtain additional funding to implement our business plan, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

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

Products

Description --------------	Price -------
5KW (complete kits for 5KW off grid wind generator system with free standing tower)	US$10,812
2KW (complete kits for 5KW off grid wind generator system with free standing tower)	US$3,405

500W (complete kits for 500W off grid wind generator system with guyed tower)	US$805

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

We require a minimum of approximately $35,000 to proceed with our plan of operation over the next twelve months. As we had cash and a working capital in the amount of $0 as of October 31, 2014, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

RESULTS OF OPERATIONS

For the period from February 25, 2010 (date of inception) to October 31, 2014, the Company earned $nil in revenues.

During the fiscal year ended October 31, 2014, the Company incurred $43,032 of operating expenses compared with $40,837 of operating expenses during the year ended October 31, 2013. The increase in operating expenses was attributed to higher general and administrative costs relating to regulatory requirements for the Company.

The Company incurred a net loss of $43,032 or $nil per share, for the year ended October 31, 2014 compared with a net loss of $40,837, or $nil per share, for the year ended October 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2014, the Company had cash and total assets of $nil compared with cash of $0 and total assets of nil as at October 31, 2013.

As at October 31, 2014, the Company had total liabilities of $49,915 compared with total liabilities of $25,260 as at October 31, 2013. The increase in total liabilities was due to an increase in the amounts owing to a related party of the Company for financing received to support the Company's day-to-day activities.

The Company had a working capital deficit of $49,915 at October 31, 2014 compared with a working capital deficit of $25,260 at October 31, 2013. The increase in working capital deficit was due to the fact that the Company received financing from a related party to support the Company's operations.

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

CASH FLOWS FROM OPERATING ACTIVITIES

During the year ended October 31, 2014, the Company used $36,837 of cash for operating activities compared with $44,183 for the year ended October 31, 2013. The decrease in the cash used for operating activities was attributed to the reduction of professional and filing expenses for the year.

CASH FLOWS FROM INVESTING ACTIVITIES

During the period from February 25, 2010 (date of inception) to October 31, 2014, the Company did not engage in any investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

During the year ended October 31, 2014, the Company received $36,837 from financing activities, compared with $43,262 for the year ended October 31, 2013.  The decrease was attributed to having no new common shares issued during the year.   In addition, the Company received $36,239 from related parties.  The amounts owing to related parties are unsecured, non-interest bearing, and due on demand.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation.  A complete listing of these policies is included in Note 2 of the notes to our financial statements for the years ended October 31, 2014 and October 31, 2013. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

As of October 31, 2014, the Company has not issued any stock-based payments to its employees.

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
On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

CONTRACTUAL OBLIGATIONS

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments due by Period
Contractual Obligations
At October 31, 2014	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Operating Lease Obligations	$0	$0	$0	$0	$0
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Expenditure Obligations	$0	$0	$0	$0	$0
Purchase Obligations	$0	$0	$0	$0	$0
Other Long-Term Liabilities	$0	$0	$0	$0	$0

The above table outlines our obligations as of October 31, 2014 and does not reflect any changes in our obligations that have occurred after that date.

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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

ITEM 9 — CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of October 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO" - 2013) and SEC guidance on conducting such assessments.  Management concluded, as of October 31, 2014, that our internal control over financial reporting was effective.

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

Changes in Internal Controls Over Financial Reporting

Except for the application of the updated Internal Control – Integrated Framework released by COSO in 2013, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending October 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Position
Jerwin Alfiler	38	Sole Director and President, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

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

Terms of Office
The Company's directors are appointed for a one-year term to hold office until the next annual general meeting of the Company's shareholders or until removed from office in accordance with the Company's bylaws and the provisions of the Nevada Revised Statutes.  The Company's directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the Company's bylaws and the provisions of the Nevada Revised Statutes.
The Company's officers are appointed by the Company's Board of Directors and hold office until removed by the Board.
Involvement in Certain Legal Proceedings
No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.
Committees of the Board
Our Board of Directors held no formal meetings during the fiscal year ended October 31, 2014.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

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
Audit Committee
Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.
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
In carrying out its responsibilities, the Board will consider candidates suggested by shareholders.  If a shareholder wishes to formally place a candidate's name in nomination, however, he or she must do so in accordance with the provisions of the Company's Bylaws.  Suggestions for candidates must be sent to the Board of Directors, c/o Greenwind NRG Inc., 3221 Dominquez Avenue, Quezon City, Philippine,

Board Leadership Structure and Role on Risk Oversight

Jerwin Alfiler currently serves as the Company's principal executive officer and a director.  The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources.  The Board of Directors will continue to evaluate the Company's leadership structure and modify as appropriate based on the size, resources and operations of the Company.
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

ITEM 11 — EXECUTIVE COMPENSATION

Executive Compensation
The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and principal financial officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal years ended October 31, 2013 and 2014.  Other than as set forth below, no executive officer's total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jerwin Alfiler (Principal Executive Officer, Principal Financial Officer)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

James Sammon (1)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

Tadhq Sammon (2)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

(1)	Former Principal Executive Officer and Principal Financial Officer. Resigned effective January 7, 2014.
(2)	Former Principal Executive Officer and Principal Financial Officer. Resigned effective January 7, 2014.
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
Potential Payments Upon Termination or Change-in-Control
We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control. As a result, we have omitted this table.
Compensation Committee Interlocks and Insider Participation
No interlocking relationship exists between our Board of Directors and the Board of Directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of January 21, 2015 with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially 5% or more of the outstanding shares of our common stock.  To our knowledge, except as indicated in any footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage Beneficially Owner (2)
Directors and Executive Officers
Jerwin Alfiler 3221 Dominquez Avenue Quezon City, Philippines	0	0.00%
All Officers and Directors as a Group	0	0.00%
5% Holders
James Sammon (former director and officer) SpurHill, Doughcloyne Togher, Cork, Ireland	5,000,000	42.02%
Tadhq Sammon (former director and officer) Secretary and Director 6 Kings Fort Gardens Castlepark Village Mallow, Cork, Ireland	4,000,000	33.61%
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

(2)	Based on 11,900,000 shares of our common stock outstanding as of January 21, 2015.

Equity Compensation Plan Information

The company has no active equity compensation plans and there are currently no outstanding options from prior plans.

 Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Transfer Agent

Our transfer agent is Globex Transfer, LLC and is located at 780 Deltona Blvd., Suite 202, Deltona, FL 32725. Their telephone number is (813) 344-4490.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions
As of October 31, 2014, the Company owed $36,237 (2013 - $18,377) to a shareholder of the Company for loans made to the Company for working capital.  The amounts owing are unsecured, non-interest bearing, and due on demand.
Other than as set forth above, none of our current officers or directors have been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.
Review, Approval or Ratification of Transactions with Related Persons
As we have not adopted a Code of Ethics, we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person's immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence
During the year ended October 31, 2014, we did not have any independent directors on our board.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.
Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director's immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director's immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director's immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director's immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director's immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company's consolidated gross revenues.
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by the Company's principal accountant for the fiscal periods shown.

	October 31, 2014	October 31, 2013
Audit Fees	$10,700	$10,700
Audit — Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$10,700	$10,700

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firm in the past fiscal year.   The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements and Financial Statement Schedules

(1)   Financial Statements are listed in the Index to Financial Statements of this report.

(b)   Exhibits

The following exhibits are included as part of this report by reference:

3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on December 23, 2011)

3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on December 23, 2011)

21	The Company has no subsidiaries

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenwind NRG INC.

Dated: January 29, 2015	/s/ Jerwin Alfiler
By: Jerwin Alfiler
Its: President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Jerwin Alfiler	President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	Janaury 29, 2015
Jerwin Alfiler

GREENWIND NRG INC.

 TABLE OF CONTENTS

OCTOBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Greenwind NRG, Inc.
We have audited the accompanying balance sheet of Greenwind NRG, Inc. as of October 31, 2014 and the related statements of operations, stockholders' (deficit), and cash flows for the year then ended. Greenwind NRG, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenwind NRG, Inc. as of October 31, 2014, the results of their operations, and their cash flows, for the year ended October 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note (9) to the financial statements, the Company has incurred  losses from operations, has negative working capital and is in need of additional capital to grow its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (9). The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
January 28, 2015

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Greenwind NRG, Inc.
Quezon City, Philippines

We have audited the accompanying balance sheet of Greenwind NRG Inc. (the "Company") as of October 31, 2013 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit providse a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenwind NRG Inc. as of October 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans with regard to these matters are described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
February 7, 2014

GREENWIND NRG INC.

BALANCE SHEETS
AT OCTOBER 31, 2014 AND 2013

ASSETS	2014	2013
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Property and equipment, net	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$13,078	$6,883
Notes payable – related party	36,837	18,377

Total Liabilities	49,915	25,260

Stockholders' Deficit
Common stock, par $0.001, 75,000,000 shares authorized, 11,900,000 and 9,000,000 shares issued and outstanding	11,900	11,900
Additional paid in capital	53,477	35,100
Accumulated deficit	(115,292)	(72,260)

Total Stockholders' Deficit	(49,915)	(25,260)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.

STATEMENTS OF OPERATIONS

	Year ended October 31, 2014	Year ended October 31, 2013

GROSS REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	38,220	18,681
Depreciation	0	548
General and administrative	4,812	21,608
TOTOAL OPERATING EXPENSES	43,032	40,837

LOSS FROM OPERATIONS	(43,032)	(40,837)

OTHER EXPENSES	-	-

NET LOSS BEFORE INCOME TAXES	(43,032)	(40,837)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(43,032)	$(40,837)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	11,900,000	10,512,055

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	deficit	(Deficit)

Balance, October 31, 2012	9,000,000	$9,000	$9,000	$(31,423)	$(13,423)

Common stock issued for cash at $0.01 per share	2,900,000	2,900	26,100	-	29,000

Net loss for the year ended October 31, 2013	-	-	-	(40,837)	(40,837)

Balance, October 31, 2013	11,900,000	11,900	35,100	(72,260)	(25,260)

Forgiveness of related party debt	-	-	18,377	-	18,377

Net loss for the year ended October 31, 2014	-	-	-	(43,032)	(43,032)

Balance, October 31, 2014	11,900,000	$11,900	$53,477	$(115,292)	$(49,915)

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.

STATEMENTS OF CASH FLOWS

	Year ended October 31, 2014	Year ended October 31, 2013
Cash Flows from Operating Activities:
Net loss	$(43,032)	$(40,837)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	-	548
Changes in Assets and Liabilities
Increase (decrease) in accounts payable and accrued liabilities	6,195	(3,898)
Net Cash Used in Operating Activities	(36,837)	(44,187)

Cash Flows from Investing Activities
Purchase of property and equipment	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from notes payable – related party	36,837	14,262
Proceeds from the sale of common stock	-	29,000
Net Cash Provided by Financing Activities	36,837	43,262

Net Increase (Decrease) in Cash and Cash Equivalents	-	(925)

Cash and Cash Equivalents – Beginning	-	925

Cash and Cash Equivalents – Ending	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.

NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2014

NOTE 1 – NATURE OF BUSINESS
Greenwind NRG Inc. ("the Company" or "Greenwind") was incorporated under the laws of the State of Nevada on February 25, 2010.  The Company is a start-up company and intends to commence operations in the business of off the grid wind power systems for residential, cabin, RV, boat and shop use. We intend to source equipment from suppliers at wholesale prices and market, distribute, setup and maintain this equipment. Our target market will be Ireland.
The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  During the year ended October 31, 2014, the Company incurred a net loss of $43,032.

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

GREENWIND NRG INC.

NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
As of October 31, 2014, the Company has not issued any stock-based payments to its employees.
Foreign Currency Translation
The Company's functional currency and its reporting currency is the United States dollar.
Recent Accounting Pronouncements
On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT
Property and equipment is recorded at cost and consisted of the following at October 31:
	2014	2013
Wind turbine	$2,342	$2,342
Less: Accumulated depreciation	(2,342)	(2,342)
Property and equipment, net	$0	$0
The Company estimated the estimated useful life of the wind turbine to be two years.
Depreciation expense was $0 and $548 for the years ended October 31, 2014 and 2013.

GREENWIND NRG INC.

NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2014

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued expenses at October 31, 2014 and 2013 consisted of the following:

	2014	2013
Legal	$3,678	$483
Audit	5,000	5,000
Accounting	3,750	1,250
Edgarizing and other	650	150
Total Accounts Payable and Accrued Liabilities	$13,078	$6,883

NOTE 5 – NOTE PAYABLE – RELATED PARTY
As of October 31, 2014, the Company owed $36,837 (2013 - $18,377) to a shareholder of the Company for loans made to the Company for working capital.  The amounts owing are unsecured, non-interest bearing, and due on demand.

NOTE 6 – CAPITAL STOCK
Authorized capital – 75,000,000 common shares, with a par value of $0.001 per share.
Issued and Outstanding – 11,900,000 common shares as of October 31, 2014 and 2013.
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

GREENWIND NRG INC.

NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2014

NOTE 8 – INCOME TAXES
For the year ended October 31, 2014, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $115,292 at October 31, 2014, and will expire beginning in the year 2032.
The provision for Federal income tax consists of the following at October 31, 2014 and 2013:
	2014	2013
Federal income tax attributable to:
Current Operations	$14,631	$13,885
Less: valuation allowance	(14,631)	(13,885)
Net provision for Federal income taxes	$0	$0
The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of October 31, 2014 and 2013:
	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$39,199	$24,568
Less: valuation allowance	(39,199)	(24,568)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $115,292 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital, has incurred losses of $115,292 since its inception, and has not yet produced revenues from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.
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

NOTE 10 – SUBSEQUENT EVENTS
In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.