Form 10-Q
period 2015-01-31
GREENWIND NRG INC
filed 2015-03-13
CIK 1537274

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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
☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller Reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒Yes   ☐No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at March 11, 2015
Common stock, $0.001 par value	11,900,000

Greenwind NRG Inc.

Form 10-Q

For the Three Months Ended January 31, 2015

Index

FORWARD-LOOKING STATEMENTS
This Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on January, 29 2015.
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

Index
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GREENWIND NRG INC.

CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

JANUARY 31, 2015

Index

GREENWIND NRG INC.

TABLE OF CONTENTS

JANUARY 31, 2015

Index
GREENWIND NRG INC.
CONDENSED BALANCE SHEETS
JANUARY 31, 2015
(UNAUDITED)

ASSETS	January 31, 2015 (unaudited)	October 31, 2014
Current Assets
Cash and cash equivalents	$0	$0
Total Current Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$14,404	$13,678
Notes payable – related party	45,686	36,237

Total Liabilities	60,090	49,915

Stockholders' Deficit
Common stock, par $0.001, 75,000,000 shares authorized, 11,900,000 shares issued and outstanding	11,900	11,900
Additional paid in capital	53,477	53,477
Accumulated deficit	(125,467)	(115,292)

Total Stockholders' Deficit	(60,090)	(49,915)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0	$0

The accompanying notes are an integral part of these financial statements

Index

GREENWIND NRG INC.
CONDENSED STATEMENTS OF OPERATIONS
JANUARY 31, 2015
(UNAUDITED)

	Three months ended January 31, 2015	Three months ended January 31, 2014

GROSS REVENUES	$0	$0

OPERATING EXPENSES
Professional fees	8,621	18,159
Website design	0	0
Depreciation	0	0
General and administrative	1,554	1,728
TOTOAL OPERATING EXPENSES	10,175	19,887

LOSS FROM OPERATIONS	(10,175)	(19,887)

OTHER EXPENSES	0	0

NET LOSS BEFORE INCOME TAXES	(10,175)	(19,887)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(10,175)	$(19,887)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	11,900,000	11,900,000

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

Index

GREENWIND NRG INC.
CONDENSED STATEMENTS OF CASH FLOWS
JANUARY 31, 2015
(UNAUDITED)

	Three months ended January 31, 2015	Three months ended January 31, 2014
Cash Flows from Operating Activities:
Net loss	$(10,175)	$(19,887)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	0	0
Changes in Assets and Liabilities
Increase (decrease) in accounts payable and accrued liabilities	726	17,925
Net Cash Used in Operating Activities	(9,449)	(1,962)

Cash Flows from Investing Activities
Purchase of property and equipment	0	0
Net Cash Used in Investing Activities	0	0

Cash Flows from Financing Activities:
Proceeds from notes payable – related party	9,449	1,962
Proceeds from the sale of common stock	0	0
Net Cash Provided by Financing Activities	9,449	1,962

Net Increase (Decrease) in Cash and Cash Equivalents	0	0

Cash and Cash Equivalents – Beginning	0	0

Cash and Cash Equivalents – Ending	$0	$0

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of these financial statements

Index
GREENWIND NRG INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2015
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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period ended January 31, 2015, the Company has accumulated losses of $125,467.

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

Index
GREENWIND NRG INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2015
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

As of January 31, 2015, the Company has not issued any stock-based payments to its employees.

Foreign Currency Translation
The Company's functional currency and its reporting currency is the United States dollar.

Recent Accounting Pronouncements
The Company has limited operations and is considered to be in the development stage. During the period ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.
The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Index
GREENWIND NRG INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2015
(UNAUDITED)

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued expenses at January 31, 2015 and October 31, 2014 consisted of the following:

	January 31, 2015	October 31, 2014
Legal	$6,104	$3,678
Audit	1,750	5,000
Accounting	5,000	3,750
Edgarizing	1,550	1,250
Total Accrued Expenses	$14,404	$13,678

NOTE 4 – NOTE PAYABLE – RELATED PARTY

(a)
As at January 31, 2015, the Company owed $45,686 (October 31, 2014 - $36,237) to the President and Director of the Company for loans made to the Company for working capital.  The amounts owing are unsecured, non-interest bearing, and due on demand.

NOTE 5 – CAPITAL STOCK

Authorized capital – 75,000,000 common shares, with a par value of $0.001 per share.

Issued and Outstanding – 11,900,000 common shares as of January 31, 2015 and October 31, 2014, respectively.

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

Index

GREENWIND NRG INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2015
(UNAUDITED)

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital, has incurred losses of $125,467 since its inception, and has not yet produced revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to January 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

PLAN OF OPERATION

Completion of Additional Financing

The Company expects to complete an additional $100,000 in equity financing through a private placement in the current year to finance the continued operations of the Company.  We intend to concentrate the majority of our efforts on raising capital during this period.

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

Index
---------
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

Index
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

We require a minimum of approximately $35,000 to proceed with our plan of operation over the next twelve months. As we had cash and a working capital in the amount of $0 as of January 31, 2015, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

RESULTS OF OPERATIONS

For the period from February 25, 2010 (date of inception) to January 31, 2015, the Company did not earn any revenues.

Comparison of Three Months Ended January 31, 2015 and 2014

During the three months ended January 31, 2015, the Company incurred $10,175 of operating expenses compared with $19,887 of operating expenses during the three months ended January 31, 2014. The decrease in operating expenses was attributed to a decrease in professional fees incurred, including legal fees relating and a decrease in general and administrative costs.

The Company incurred a net loss of $10,175 or $0 per share, for the three months ended January 31, 2015 compared with a net loss of $19,887 or $0 per share, for the three months ended January 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2015 and October 31, 2014, the Company had cash of $0 and total assets of $0.

Index
As at January 31, 2015, the Company had total liabilities of $60,090 compared with total liabilities of $49,915 as at October 31, 2014. The increase in total liabilities is due to an increase in accounts payable and accrued liabilities as the Company had limited cash flows to repay outstanding obligations as they became due.  This was offset by a decrease in amounts due to related parties of $18,377 as the former President and Director of the Company forgave all amounts owing as part of his resignation on January 9, 2014.

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

Cash Flows from Operating Activities

During the three months ended January 31, 2015, the Company used $9,449 of cash for operating activities compared with $1,962 for the three months ended January 31, 2014. The increase in the cash used for operating activities was attributed to the fact that the Company had to pay accounts payables that were coming due for outstanding operating activities.

Cash Flows from Investing Activities

During the period from February 25, 2010 (date of inception) to January 31, 2015, the Company purchased $2,342 of property and equipment.

Cash Flows from Financing Activities

During the three months ended January 31, 2015, the Company received $9,449 from financing activities compared with $1,962 for the three months ended January 31, 2014.  The proceeds received from financing activities were financings provided by management to support the Company's day-to-day activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation.  A complete listing of these policies is included in Note 2 of the notes to our financial statements for the three months ended January 31, 2015. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Index
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

As of January 31, 2015, the Company has not issued any stock-based payments to its employees.

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
Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of January 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Index
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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending January 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENWIND NRG INC.

Dated: March 13, 2015	By:	/s/ Jerwin Alfiler
	Name:	Jerwin Alfiler
	Title:	President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)