Form 10-Q
period 2015-04-30
GREENWIND NRG INC
filed 2015-06-15
CIK 1537274

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒Yes   ☐ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 12, 2015
Common stock, $0.001 par value	11,900,000

Greenwind NRG Inc.

Form 10-Q

For the Three Months Ended April 30, 2015

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

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GREENWIND NRG INC.

CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

APRIL 30, 2015

Index
GREENWIND NRG INC.
CONDENSED BALANCE SHEETS
AT APRIL 30, 2015 AND OCTOBER 31, 2014
(UNAUDITED)

ASSETS	April 30, 2015	October 31, 2014
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$11,341	$13,078
Notes payable – related party	54,136	36,837

Total Liabilities	65,477	49,915

Stockholders' Deficit
Common stock, par $0.001, 75,000,000 shares authorized, 11,900,000 shares issued and outstanding	11,900	11,900
Additional paid in capital	53,477	53,477
Accumulated deficit	(130,854)	(115,292)

Total Stockholders' Deficit	(65,477)	(49,915)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements

Index

GREENWIND NRG INC.
CONDENSED STATEMENTS OF OPERATIONS
PERIOD ENDED APRIL 30, 2015 AND 2014
 (UNAUDITED)

	Three months ended April 30, 2015	Three months ended April 30, 2014	Six months ended April 30, 2015	Six months ended April 30, 2014

GROSS REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	3,987	5,111	12,608	23,270
General and administrative	1,400	1,384	2,954	3,112
TOTOAL OPERATING EXPENSES	5,387	6,495	15,562	26,382

LOSS FROM OPERATIONS	(5,387)	(6,495)	(15,562)	(26,382)

OTHER EXPENSES	-	-	-	-

NET LOSS BEFORE INCOME TAXES	(5,387)	(6,495)	(15,562)	(26,382)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(5,387)	$(6,495)	$(15,562)	$(26,382)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	11,900,000	11,900,000	11,900,000	11,900,000

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

Index
GREENWIND NRG INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
PERIOD ENDED APRIL 30, 2015 AND 2014
 (UNAUDITED)

	Six months ended April 30, 2015	Six months ended April 30, 2014
Cash Flows from Operating Activities:
Net loss	$(15,562)	$(26,382)
Changes in Assets and Liabilities
Increase (decrease) in accounts payable and accrued liabilities	(2,337)	12,942
Net Cash Used in Operating Activities	(17,899)	(13,440)

Cash Flows from Investing Activities
Purchase of property and equipment	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from notes payable – related party	17,899	13,440
Net Cash Provided by Financing Activities	17,899	13,440

Net Increase (Decrease) in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents – Beginning	-	-

Cash and Cash Equivalents – Ending	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

Index
GREENWIND NRG INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2015
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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period ended April 30, 2015, the Company has accumulated losses of $130,854.

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

Index

GREENWIND NRG INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2015
(UNAUDITED)

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

As of April 30, 2015, the Company has not issued any stock-based payments to its employees.

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

Index
GREENWIND NRG INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2015
(UNAUDITED)

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued expenses at April 30, 2015 and October 31, 2014 consisted of the following:

	April 30, 2015	October 31, 2014
Legal	$7,091	$3,678
Audit	1,750	5,000
Accounting	1,250	3,750
Edgarizing	1,250	1,250
Total Accrued Expenses	$11,341	$13,678

NOTE 4 – NOTE PAYABLE – RELATED PARTY

(a)
As at April 30, 2015, the Company owed $54,136 (October 31, 2014 - $36,837) to the President and Director of the Company for loans made to the Company for working capital.  The amounts owing are unsecured, non-interest bearing, and due on demand.

NOTE 5 – CAPITAL STOCK

Authorized capital – 75,000,000 common shares, with a par value of $0.001 per share.

Issued and Outstanding – 11,900,000 common shares as of April 30, 2015 and October 31, 2014.

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

Index
GREENWIND NRG INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2015
(UNAUDITED)

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital, has incurred losses of $130,854 since its inception, and has not yet produced revenues from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to April 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Index
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

Index
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

We require a minimum of approximately $35,000 to proceed with our plan of operation over the next twelve months. As we had cash and a working capital in the amount of $0 as of April 30, 2015, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

RESULTS OF OPERATIONS

For the period from February 25, 2010 (date of inception) to April 30, 2015, the Company did not earn any revenues.

Comparison of Three Months Ended April 30, 2015 and 2014

During the three months ended April 30, 2015, the Company incurred $5,387 of operating expenses compared with $6,495 of operating expenses during the three months ended April 30, 2014. The decrease in operating expenses was attributed to a decrease in professional fees incurred, including legal fees relating and a decrease in general and administrative costs.

Index
Comparison of Six Months Ended April 30, 2015 and 2014

During the six months ended April 30, 2015 the Company incurred $15,562 of operating expenses compared with $26,382 of operating expenses during the six months ended April 30, 2014. The decrease in operating expenses was attributed to a decrease in professional fees incurred, including legal fees relating and an decrease in general and administrative costs.
The Company incurred a net loss of $5,387 or $0 per share, for the three months ended April 30, 2015 compared with a net loss of $6,495 or $0 per share, for the three months ended April 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2015 and October 31, 2014, the Company had cash of $0 and total assets of $0.

As at April 30, 2015, the Company had total liabilities of $65,477 compared with total liabilities of $49,915 as at October 31, 2014. The increase in total liabilities is due to an increase in accounts payable and accrued liabilities as the Company had limited cash flows to repay outstanding obligations as they became due.  This was offset by a decrease in amounts due to related parties of $18,377 as the former President and Director of the Company forgave all amounts owing as part of his resignation on January 9, 2014.

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

Cash Flows from Operating Activities

During the six months ended April 30, 2015, the Company used $17,899 of cash for operating activities compared with $13,440 for the six months ended April 30, 2014. The increase in the cash used for operating activities was attributed to the fact that the Company had to pay accounts payables that were coming due for outstanding operating activities.

Cash Flows from Investing Activities

During the period from February 25, 2010 (date of inception) to April 30, 2015, the Company purchased $2,342 of property and equipment.

Cash Flows from Financing Activities

During the six months ended April 30, 2015, the Company received $17,899 from financing activities compared with $13,440 for the six months ended April 30, 2014.  The proceeds received from financing activities were financings provided by management to support the Company's day-to-day activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Index
CRITICAL ACCOUNTING POLICIES

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation.  A complete listing of these policies is included in Note 2 of the notes to our financial statements for the six months ended April 30 2015. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

As of April 30, 2015, the Company has not issued any stock-based payments to its employees.

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

Index
Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of April 30, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending April 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Index
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
GREENWIND NRG INC.

Dated: June 15, 2015	By:	/s/ Jerwin Alfiler

	Name:	Jerwin Alfiler
	Title:	President, Secretary, Treasurer and Director (Principal
Executive Officer, Principal Financial Officer and
Principal Accounting Officer)