Form 10-Q
period 2015-07-31
GREENWIND NRG INC
filed 2015-09-10
CIK 1537274

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from__________ to __________

Commission file number: 000-1537274

GREENWIND NRG INC.
 (Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction	(IRS Employer Identification No.)
of Incorporation or organization)

3221 Dominquez Avenue, Quezon City, Philippines
(Address of principal executive offices and zip code)

844-624-4793
(Registrant’s telephone number, including area code)

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
☒ Yes     No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
	Large accelerated filer		Accelerated filer		Non-accelerated filer	☒	Smaller Reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒Yes    No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at September 8, 2015
Common stock, $0.001 par value	11,900,000

Greenwind NRG Inc.

Form 10-Q

For the Three Months Ended July 31, 2015

INDEX

Index
FORWARD-LOOKING STATEMENTS
This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on January, 29 2015.
As used in this Form 10-Q, “we,” “us,” and “our” refer to Greenwind NRG Inc., which is also sometimes referred to as the “Company” or “Greenwind.”
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

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

GREENWIND NRG INC.

CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

TABLE OF CONTENTS
JULY 31, 2015

Index
GREENWIND NRG INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS	July 31, 2015	October 31, 2014
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$4,983	$13,678
Notes payable – related party	64,894	36,237

Total Liabilities	69,877	49,915

Stockholders’ Deficit
Common stock, par $0.001, 75,000,000 shares authorized, 11,900,000 shares issued and outstanding	11,900	11,900
Additional paid in capital	53,477	53,477
Accumulated deficit	(135,254)	(115,292)

Total Stockholders’ Deficit	(69,877)	(49,915)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements

Index
GREENWIND NRG INC.
CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three months ended July 31, 2015	Three months ended July 31, 2014	Nine months ended July 31, 2015	Nine months ended July 31, 2014

GROSS REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	3,000	4,556	15,608	27,826
General and administrative	1,400	1,400	4,354	4,512
TOTAL OPERATING EXPENSES	4,400	5,956	19,962	32,338

LOSS FROM OPERATIONS	(4,400)	(5,956)	(19,962)	(32,338)

OTHER EXPENSES	-	-	-	-

NET LOSS BEFORE INCOME TAXES	(4,400)	(5,956)	(19,962)	(32,338)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(4,400)	$(5,956)	$(19,962)	$(32,338)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	11,900,000	11,900,000	11,900,000	11,900,000

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

Index
GREENWIND NRG INC.
CONDENSED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Nine months ended July 31, 2015	Nine months ended July 31, 2014
Cash Flows from Operating Activities:
Net loss	$(19,962)	$(32,338)
Changes in Assets and Liabilities
Increase (decrease) in accounts payable and accrued liabilities	(8,695)	(967)
Net Cash Used in Operating Activities	(28,657)	(33,305)

Cash Flows from Investing Activities
Purchase of property and equipment	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from notes payable – related party	28,657	33,305
Net Cash Provided by Financing Activities	28,657	33,305

Net Increase (Decrease) in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents – Beginning	-	-

Cash and Cash Equivalents – Ending	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

Index
GREENWIND NRG INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JULY 31, 2015
(UNAUDITED)
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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period ended July 31, 2015, the Company has accumulated losses of $135,254.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on July 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2014 audited financial statements.  The results of operations for the nine months ended July  31, 2015 are not necessarily indicative of the operating results for the full year.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
JULY 31, 2015
(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of July 31, 2015, the Company has not issued any stock-based payments to its employees.

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

Index
GREENWIND NRG INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JULY 31, 2015
(UNAUDITED)

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued expenses at July 31, 2015 and October 31, 2014 consisted of the following:

	July 31, 2015	October 31, 2014
Legal	$483	$3,678
Audit	1,750	5,000
Accounting	2,500	3,750
Edgarizing	250	1,250
Total Accrued Expenses	$4,983	$13,678

NOTE 5 – NOTE PAYABLE – RELATED PARTY

(a)
As at July 31, 2015, the Company owed $64,894 (October 31, 2014 - $36,237) to the President and Director of the Company for loans made to the Company for working capital.  The amounts owing are unsecured, non-interest bearing, and due on demand.

NOTE 6 – CAPITAL STOCK

Authorized capital – 75,000,000 common shares, with a par value of $0.001 per share.

Issued and Outstanding – 11,900,000 and 11,900,000 common shares as of July 31, 2015 and October 31, 2014, respectively.

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

Index
GREENWIND NRG INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JULY 31, 2015
(UNAUDITED)

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital, has incurred losses of $135,254 since its inception, and has not yet produced revenues from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to July 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Index
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
OVERVIEW

We were incorporated under the name Greenwind NRG Inc. in the State of Nevada on February 25, 2010. We are a development-stage company and we have no revenues and no assets. As a result we have incurred losses since inception.  Our operations to date have consisted of the formation of the Company, the raising of capital, and the formation of the Company’s website, which is currently off-line.   On March 14, 2013, a registration statement on Form S-1 was declared effective for the registration of 10,000,000 shares of our common stock.  As of October 31, 2013, the Company had issued 2,900,000 registered shares for a total of $29,000 in proceeds and the offering has been completed.

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

Index

Gross Proceeds	$ 100,000.00

Offering Expense	$ 20,000.00

Net Proceeds	$ 100,000.00

Net Proceeds to be used

Inventory	$ 40,000.00
Website development	$ 5,000.00
Marketing and Advertising	$ 20,000.00
Audit, Accounting and filing Fees	$ 10,000.00
Working Capital	$ 17,217.00
Repayment of accounts payable and accrued liabilities	$ 7,783.00
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

We require a minimum of approximately $35,000 to proceed with our plan of operation over the next twelve months. As we had cash and a working capital in the amount of $0 as of July 31, 2015, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

RESULTS OF OPERATIONS

For the period from February 25, 2010 (date of inception) to July 31, 2015, the Company did not earn any revenues.

Comparison of Three Months Ended July 31, 2015 and 2014

During the three months ended July 31, 2015, the Company incurred $4,400 of operating expenses compared with $5,956 of operating expenses during the three months ended July, 2014. The decrease in operating expenses was attributed to a decrease in professional fees incurred, including legal fees relating and a decrease in general and administrative costs.

Index

Comparison of Nine Months Ended July 31, 2015 and 2014

During the nine months ended July 31, 2015 the Company incurred $19,962 of operating expenses compared with $32,338 of operating expenses during the nine months ended July 31, 2014. The decrease in operating expenses was attributed to a decrease in professional fees incurred, including legal fees relating and an decrease in general and administrative costs.

The Company incurred a net loss of $4,400 or $0 per share, for the three months ended July 31, 2015 compared with a net loss of $5,956 or $0 per share, for the three months ended July 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2015 and October 31, 2014, the Company had cash of $0 and total assets of $0.

As at July 31, 2015, the Company had total liabilities of $69,877 compared with total liabilities of $49,915 as at October 31, 2014. The increase in total liabilities is due to an increase in accounts payable and accrued liabilities as the Company had limited cash flows to repay outstanding obligations as they became due.  This was offset by a decrease in amounts due to related parties of $18,377 as the former President and Director of the Company forgave all amounts owing as part of his resignation on January 9, 2014.

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

Cash Flows from Operating Activities

During the nine months ended July 31, 2015, the Company used $28,657 of cash for operating activities compared with $33,305 for the nine months ended July 31, 2014. The decrease in the cash used for operating activities was attributed to the fact that the Company had to pay less accounts payables that were coming due for outstanding operating activities.

Cash Flows from Investing Activities

During the nine months ended July 31, 2015, the Company has no cash flows from investing activities.

Cash Flows from Financing Activities

During the nine months ended July 31, 2015, the Company received $28,657 from financing activities compared with $33,305 for the nine months ended July 31, 2014.  The proceeds received from financing activities were financings provided by management to support the Company’s day-to-day activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Index

CRITICAL ACCOUNTING POLICIES

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation.  A complete listing of these policies is included in Note 2 of the notes to our financial statements for the nine months ended July 31, 2015. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

As of July 31, 2015, the Company has not issued any stock-based payments to its employees.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

Index
Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of July 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending July 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Index
PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Index
Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on December 23, 2011).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on December 23, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files

* Filed herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENWIND NRG INC.

Dated: September 10, 2015	By:	/s/ Jerwin Alfiler
	Name:	Jerwin Alfiler
	Title:	President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)