Form 10-K
period 2015-10-31
GREENWIND NRG INC
filed 2016-01-28
CIK 1537274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

□	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-1537274

GREENWIND NRG INC.
(Name of registrant as specified in its charter)

Nevada	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3221 Dominquez Avenue, Quezon City, Philippines	N/A
(Address of Principal Executive Offices)	(Zip Code)

855-624-4793

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES □	NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES □	NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒	NO □
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☒	NO □
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

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☒	NO □

During the past fiscal year, there has been no market for our securities.

As of January 25, 2016, there were outstanding 11,900,000 shares of registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

As used in this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless otherwise indicated, references to “we,” “our,” “us,” the “Company,” “Greenwind” or the “Registrant” refer to Greenwind NRG Inc., a Nevada corporation.

ITEM 1 — BUSINESS

BACKGROUND

We were incorporated under the name Greenwind NRG Inc. in the State of Nevada on February 25, 2010. We are a development-stage company with no revenues and no assets. As a result, we have incurred losses since inception and have had limited operations.

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

Although our Board of Directors’ preference would be to obtain additional funding to implement our business plan, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

OPERATIONS

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to maintain our limited operations.

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

There are various strategies to be used by us, including distribution and after sales support, to be competitive and differentiate ourselves from competitors in the Irish off-the-grid power space. We intend to emphasize our focus on Ireland’s strong natural wind energy resources and the environmental benefits of harnessing this renewable power source. We believe that through an aggressive advertising campaign and strong after sales support, we can build relationships and gain much of our growth through referrals and repeat customers looking for additional wind power.

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

OFFICES

Our business address is 3221 Dominquez Avenue Quezon City, Philippines. Our telephone number is +855-624-4793. The current office space is provided without cost by Jerwin Alfiler, the sole officer and director of the Company.  The space is used by Mr. Alfiler for business use and no rent is being charged to the Company at this time. Additional office space may be required to store product as sales increase.

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
RISKS RELATED TO OUR BUSINESS
WE HAVE HAD LIMITED OPERATIONS IN OUR BUSINESS. WE WILL NEED TO OBTAIN FINANCING IN ORDER TO FULLY IMPLEMENT OUR BUSINESS OBJECTIVES.
We have had limited operations in our business. We estimate that we will need $100,000 in additional funds to complete the development of our website and marketing strategy as well as to give us the ability to have a small inventory of products. The marketing strategy includes web marketing and newspaper advertising. We need additional funds to complete further development of our business plan to achieve a sustainable sales level where ongoing operations can be funded out of revenues. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.
WE MAY IN THE FUTURE ISSUE ADDITIONAL SHARES OF COMMON STOCK, WHICH WOULD REDUCE INVESTORS’ PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.
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
Our bylaws define quorum as two shareholders present to vote at a special or annual meeting of the company. At these meetings, shareholders can vote on various corporate matters, including the election of the board of directors. If our company holds an annual or special meeting of its shareholders for the purposes of electing a new board of directors, and only minority shareholders submit votes, they will be able to elect the company’s board of directors. This board of directors may then take corporate actions which may be viewed as unfavorable to the majority of our company’s shareholders.”
WE LACK AN OPERATING HISTORY AND HAVE NOT GENERATED ANY REVENUES OR PROFITS TO DATE. THERE IS NO ASSURANCE OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES. IF WE CANNOT GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY, WE MAY HAVE TO CEASE OPERATIONS.
 We were incorporated in February of 2010 and we have had limited business operations and have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $148,682. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to earn profit by attracting enough customers who will pay for our services. We cannot guarantee that we will be successful in generating substantial revenues and profit in the future. It is likely that we will not be able to achieve profitability and will have to cease operations due to lack of funding.
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
WE ARE AN “EMERGING GROWTH COMPANY” AND WE CANNOT BE CERTAIN IF WE WILL BE ABLE TO MAINTAIN SUCH STATUS OR IF THE REDUCED DISCLOSURE  REQUIREMENTS APPLICABLE TO EMERGING  GROWTH  COMPANIES  WILL  MAKE OUR  COMMON  STOCK  LESS  ATTRACTIVE  TO INVESTORS.
We are an  “emerging  growth  company,”  as  defined in the  Jumpstart  Our Business Startups Act of 2012 or “JOBS Act,” and we may adopt certain exemptions from  various  reporting  requirements  that  are  applicable  to  other  public companies that are not “emerging growth companies,”  including,  but not limited to, not being required to comply with the auditor  attestation  requirements  of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding  executive  compensation in our periodic reports and proxy statements, and exemptions  from the  requirement  of holding a nonbinding  advisory vote on executive  and  stockholder  approval  of  any  golden  parachute  payments  not previously  approved.  We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.  We may remain an “emerging growth company” for up to five full fiscal years following our initial public offering. We would cease to be an emerging  growth  company,  and,  therefore,  ineligible  to rely  on the  above exemptions,  if we have more than $1 billion in annual revenue in a fiscal year, if we issue  more than $1  billion  of  non-convertible  debt over a  three-year period, or if we have more than $700 million in market value of our common stock held by  non-affiliates  as of June 30 in the fiscal  year before the end of the five full fiscal years.  Additionally, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result of our reduced disclosures, there may be less active trading in our common stock (assuming a market ever develops) and our stock price may be more volatile.

SHARES OF OUR COMMON STOCK THAT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, REGARDLESS OF WHETHER SUCH SHARES ARE RESTRICTED OR UNRESTRICTED, ARE SUBJECT TO RESALE RESTRICTIONS IMPOSED BY RULE 144, INCLUDING THOSE SET FORTH IN RULE 144(I) WHICH APPLY TO A “SHELL COMPANY.” IN ADDITION, ANY SHARES OF OUR COMMON STOCK THAT ARE HELD BY AFFILIATES, INCLUDING ANY RECEIVED IN A REGISTERED OFFERING, WILL BE SUBJECT TO THE RESALE RESTRICTIONS OF RULE 144(I).
Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we are a “shell company” pursuant to Rule 144 and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date that a Current Report on Form 8-K is filed with the Commission reflecting the Company’s status as a non- “shell company.” Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of a Current Report on Form 8-K reflecting non-”shell company” status, and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).
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
A SMALL GROUP OF SHAREHOLDERS MAY HAVE FUNCTIONAL CONTROL OF THE COMPANY.
Even if we are able to raise additional funds to develop our business, it is likely that a small group of our current shareholders will continue to hold a controlling interest in the Company.  They will be able to significantly influence, if not control, many aspects of the Company including the election of the Company’s directors, increases in the authorized capital, dissolution, acquisitions, sale of assets or merger of the Company, and generally direct the affairs of the Company.
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
 ITEM 1B — UNRESOLVED STAFF COMMENTS
 None.
 ITEM 2 — PROPERTIES
Our principal executive office is 3221 Dominquez Avenue, Quezon City, Philippines. Our telephone number is +855-624-4793. The current office space is provided without cost by Jerwin Alfiler, the sole officer and director of the Company. The space is used by Mr. Alfiler for business use and no rent is being charged to the Company at this time. As of the date of this Annual Report, we have not sought out or selected a new office space.

ITEM 3 — LEGAL PROCEEDINGS
 None.
 ITEM 4 — MINE SAFETY DISCLOSURES
 Not applicable.

PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on the Over the Counter Bulletin Board under the symbol “GRWD”.  There has been no active trading market for shares of our common stock.
Stockholders

As of January 25, 2016, there were 11,900,000 shares of common stock issued and outstanding held by 24 stockholders of record (not including street name holders).

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

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
Overview
We were incorporated under the name Greenwind NRG Inc. in the State of Nevada on February 25, 2010. We are a development-stage company and we have no revenues and no assets. As a result we have incurred losses since inception.  Our limited operations to date have consisted of the formation of the Company, the raising of capital, and maintaining our public company reporting requirements.  On March 14, 2013, a registration statement on Form S-1 was declared effective for the registration of 10,000,000 shares of our common stock.  As of October 31, 2013, we had sold 2,900,000 shares pursuant to this registration statement and the offering has been completed.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. This is because we have not generated any revenues and no revenues are anticipated until we implement our business plan.

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

Although our Board of Directors’ preference would be to obtain additional funding to implement our business plan, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

PLAN OF OPERATION

In order to begin executing on our business plan, we must raise $100,000 in equity financing through a private placement in the coming year.  We intend to concentrate the majority of our efforts on raising capital during this period.

The table below sets forth the use of proceeds assuming that 100% of the securities offered for sale in the equity financing are sold. Management believes these costs will cover the necessary expenses for the Company to continue to develop our operations to the point that we may begin delivering services.

Gross Proceeds	$100,000.00

Offering Expense	$20,000.00

Net Proceeds	$80,000.00

Net Proceeds to be used

Inventory	$30,000.00
Website development	$5,000.00
Marketing and Advertising	$15,000.00
Audit, Accounting and filing Fees	$10,000.00
Working Capital	$12,217.00
Repayment of accounts payable and accrued liabilities	$7,783.00
----------
*    Note the offering expense will be paid through the sale of equity or debt, and not with the proceeds, if any, raised from this offering.

If we complete the financing, our specific business plan for the next 8 months is as follows:

Develop our Website

We will procure a web designer to complete a corporate website and credit card payment processing service.

Initial Marketing Campaign

Once our website is fully operational, we intend to market our products aggressively through web, print and other mediums.

Web marketing: Search Engine Optimization services will be used to assure that we are found using key words associated with “wind energy”, “Ireland”, “off the grid” and more. We intend to make our website a marketing piece in itself with maps showing wind speed locations in Ireland and the UK as well as other information on the benefits of wind energy products.

Print Media Advertising: We intend to market our products in magazines and other print media that target an environmentally conscious consumer base.

We intend to spend up to $20,000 on marketing efforts. The marketing budget is not a set cost but will be based on the amount raised in the financing.

RESULTS OF OPERATIONS

For the period from February 25, 2010 (date of inception) to October 31, 2015, the Company earned $nil in revenues.

During the fiscal year ended October 31, 2015, the Company incurred $33,390 of operating expenses compared with $43,032 of operating expenses during the year ended October 31, 2014. The decrease in operating expenses was attributed to lower general and administrative costs relating to regulatory requirements for the Company.

The Company incurred a net loss of $33,390 or $nil per share, for the year ended October 31, 2015 compared with a net loss of $43,032, or $nil per share, for the year ended October 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2015, the Company had cash and total assets of $nil compared with cash of $0 and total assets of nil as at October 31, 2014.

As at October 31, 2015, the Company had total liabilities of $83,305 compared with total liabilities of $49,915 as at October 31, 2014. The increase in total liabilities was due to an increase in the amounts owing to a related party of the Company for financing received to support the Company’s day-to-day activities.

The Company had a working capital deficit of $83,305 at October 31, 2015 compared with a working capital deficit of $49,915 at October 31, 2014. The increase in working capital deficit was due to the fact that the Company received financing from a related party to support the Company’s operations.

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

We require a minimum of approximately $35,000 to proceed with our plan of operation over the next twelve months. As we had cash and a working capital in the amount of $0 as of October 31, 2015, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Any future sale of additional equity and debt securities will result in dilution to current stockholders. We may also seek additional loans where the incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand business operations and could harm our overall business prospects.

CASH FLOWS FROM OPERATING ACTIVITIES

During the year ended October 31, 2015, the Company used $33,407of cash for operating activities compared with $36,237 for the year ended October 31, 2014. The decrease in the cash used for operating activities was attributed to the reduction of professional and filing expenses for the year.

CASH FLOWS FROM INVESTING ACTIVITIES

During the period from February 25, 2010 (date of inception) to October 31, 2015, the Company did not engage in any investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

During the year ended October 31, 2015, the Company received $33,407 from financing activities, compared with $36,237 for the year ended October 31, 2014.  The decrease was attributed to having no new common shares issued during the year.   In addition, the Company received $33,407 from related parties.  The amounts owing to related parties are unsecured, non-interest bearing, and due on demand.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation.  A complete listing of these policies is included in Note 2 of the notes to our financial statements for the years ended October 31, 2015 and October 31, 2014. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

As of October 31, 2015, the Company has not issued any stock-based payments to its employees.

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

CONTRACTUAL OBLIGATIONS

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments due by Period
Contractual Obligations
At October 31, 2015	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Operating Lease Obligations	$0	$0	$0	$0	$0
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Expenditure Obligations	$0	$0	$0	$0	$0
Purchase Obligations	$0	$0	$0	$0	$0
Other Long-Term Liabilities	$0	$0	$0	$0	$0

The above table outlines our obligations as of October 31, 2015 and does not reflect any changes in our obligations that have occurred after that date.

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

ITEM 9 — CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of October 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments.  Management concluded, as of October 31, 2015, that our internal control over financial reporting was effective.

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

Changes in Internal Controls Over Financial Reporting

Except for the application of the updated Internal Control – Integrated Framework released by COSO in 2013, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending October 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Position
Jerwin Alfiler	39	Sole Director and President, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Biographies

Jerwin Alfiler

Mr.  Alfiler was appointed sole Director and President, Secretary and Treasurer of the Company in January 2014.  Since May 2006, Mr. Alfiler has been a loans manager at Butas Financial, a financial services company located in Makati, Philippines.  From March 2003 through April 2006, Mr. Alfiler was a loans officer for Cebu Loans, a financial services company located in Cebu, Philippines.  From October 1998 through January 2003, Mr. Alfiler worked at THC Lending, a financial services company located in Makati City, Philippines.   Mr. Alfiler received his Bachelor of Commerce from Ateneo University in 1998.  Mr. Alfiler’s experience and financial background provide him with an understanding of the operations and objectives of the Company, which will bring value to the Company and help to further our goals and business efforts.

Terms of Office
The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of the Company’s shareholders or until removed from office in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes.  Each of our directors holds office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes.
The Company’s officers are appointed by the Company’s Board of Directors and hold office until removed by the Board.

Involvement in Certain Legal Proceedings
No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.
Committees of the Board
Our Board of Directors held no formal meetings during the fiscal year ended October 31, 2015.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to our Bylaws and the Nevada Revised Statutes, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not currently have a policy regarding director attendance at meetings.
We do not currently have standing audit, nominating or compensation committees, or committees performing similar functions.  Due to the size of our Board of Directors, we do not believe it is necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our Board of Directors.  We do not have an audit, nominating or compensation committee charter, as we do not currently have such committees.  We do not have a policy for electing members to the Board.  None of our directors are independent directors as defined in the NASD listing standards.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act is not applicable to our directors, officers and beneficial owners of more than 10% of any class of equity securities because the Company has no class of equity securities registered pursuant to Section 12 of the Exchange Act and is not a closed-end investment company registered under the Investment Company Act of 1940.
Nominations to the Board of Directors
Our directors play a critical role in guiding the strategic direction and overseeing the management of the Company.  Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment.
In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business.  Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.
In carrying out its responsibilities, the Board will consider candidates suggested by shareholders.  If a shareholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws.  Suggestions for candidates must be sent to the Board of Directors, c/o Greenwind NRG Inc., 3221 Dominquez Avenue, Quezon City, Philippines.

Board Leadership Structure and Role on Risk Oversight

Jerwin Alfiler currently serves as the Company’s principal executive officer and sole director.  The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources.  The Board of Directors will continue to evaluate the Company’s leadership structure and modify such structure, as appropriate, based on the size, resources and operations of the Company.

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

ITEM 11 — EXECUTIVE COMPENSATION

Executive Compensation
The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and principal financial officer, and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal years ended October 31, 2014 and 2015.  Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jerwin Alfiler (Principal Executive Officer, Principal Financial Officer)	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

James Sammon (1)	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

Tadhq Sammon (2)	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
(1)	Former Principal Executive Officer and Principal Financial Officer. Resigned effective January 7, 2014.
(2)	Former Principal Executive Officer and Principal Financial Officer. Resigned effective January 7, 2014.

Other than as set forth above, none of our executive officers received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.
Employment Agreements
We currently have no employment agreement in place with our sole executive officer, and the manner and amount of compensation for the above-referenced officer has not yet been determined.
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
Director Compensation
We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.  However, we intend to review and consider future proposals regarding board compensation.  All travel and lodging expenses associated with corporate matters are reimbursed by the Company, if and when incurred.

We currently have no agreement in place to compensate our sole director for the services he provides to the Company.  As a result, we have omitted this table.

Stock Option Plans – Outstanding Equity Awards at Fiscal Year End

None.

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

Transfer Agent

Our transfer agent is Action Stock Transfer Corporation and is located at 2469 Fort Union Blvd #214, Cottonwood Heights, UT 84121. Their telephone number is 801-274-1088

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions
As of October 31, 2015, the Company owed $69,644 (2014 - $36,237) to a shareholder of the Company for loans made to the Company for working capital.  The amounts owing are unsecured, non-interest bearing, and due on demand.

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
Director Independence
During the year ended October 31, 2015, we did not have any independent directors on our board.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.
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

	October 31, 2015	October 31, 2014
Audit Fees	$10,700	$10,700
Audit — Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$10,700	$10,700

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

Greenwind NRG INC.

Dated: January 27, 2016	/s/ Jerwin Alfiler
By: Jerwin Alfiler
Its: President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Jerwin Alfiler	President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	January 27, 2016
Jerwin Alfiler

GREENWIND NRG INC.

FINANCIAL STATEMENTS

OCTOBER 31, 2015

GREENWIND NRG INC.

OCTOBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Greenwind NRG, Inc.

We have audited the accompanying balance sheets of Greenwind NRG, Inc. as of October 31, 2015 and 2014 and the related statements of operations, stockholders’ (deficit), and cash flows for the year then ended. Greenwind NRG, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenwind NRG, Inc. as of October 31, 2015 and 2014, the results of their operations, and their cash flows, for the years ended October 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the financial statements, the Company has incurred  losses from operations, has negative working capital and is in need of additional capital to grow its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

KLJ & Associates, LLP
Edina, MN
January 26, 2015

GREENWIND NRG INC.
BALANCE SHEETS
AT OCTOBER 31, 2015 AND 2014

ASSETS	2015	2014
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Property and equipment, net	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$13,661	$13,078
Notes payable – related party	69,644	36,837

Total Liabilities	83,305	49,915

Stockholders’ Deficit
Common stock, par $0.001, 75,000,000 shares authorized, 11,900,000 shares issued and outstanding	11,900	11,900
Additional paid in capital	53,477	53,477
Accumulated deficit	(148,682)	(115,292)

Total Stockholders’ Deficit	(83,305)	(49,915)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.
STATEMENTS OF OPERATIONS

	Year ended October 31, 2015	Year ended October 31, 2014

GROSS REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	26,236	38,220
General and administrative	7,154	4,812
TOTOAL OPERATING EXPENSES	33,390	43,032

LOSS FROM OPERATIONS	(33,390)	(43,032)

OTHER EXPENSES	-	-

NET LOSS BEFORE INCOME TAXES	(33,390)	(43,032)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(33,390)	$(43,032)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	11,900,000	11,900,000

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM NOVEMBER 1, 2013 TO OCTOBER 31, 2015

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, November 1, 2013	11,900,000	$11,900	$35,100	$(72,260)	$(25,260)

Forgiveness of related party debt	-	-	18,377	-	18,377

Net loss for the year ended October 31, 2014	-	-	-	(43,032)	(43,032)

Balance, October 31, 2014	11,900,000	11,900	53,477	(115,292)	(49,915)

Net loss for the year ended October 31, 2015	-	-	-	(33,390)	(33,390)

Balance, October 31, 2015	11,900,000	$11,900	$53,477	$(148,682)	$(83,305)

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2015 AND 2014

	Year ended October 31, 2015	Year ended October 31, 2014
Cash Flows from Operating Activities:
Net loss	$(33,390)	$(43,032)

Changes in Assets and Liabilities
Increase (decrease) in accounts payable and accrued liabilities	(17)	6,195
Net Cash Used in Operating Activities	(33,407)	(36,837)

Cash Flows from Investing Activities
Purchase of property and equipment	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from notes payable – related party	33,407	36,837
Net Cash Provided by Financing Activities	33,407	36,837

Net Increase (Decrease) in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents – Beginning	-	-

Cash and Cash Equivalents – Ending	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2015

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  During the year ended October 31, 2015, the Company incurred a net loss of $33,390.

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
OCTOBER 31, 2015

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

As of October 31, 2015, the Company has not issued any stock-based payments to its employees.

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States dollar.

Recent Accounting Pronouncements

No other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued expenses at October 31, 2015 and 2014 consisted of the following:

	2015	2014
Legal	$4,861	$3,678
Audit	5,000	5,000
Accounting	3,750	3,750
Edgarizing and other	50	650
Total Accounts Payable and Accrued Liabilities	$13,661	$13,078

NOTE 4 – NOTE PAYABLE – RELATED PARTY

As of October 31, 2015, the Company owed $69,644 (2013 - $36,837) to a shareholder of the Company for loans made to the Company for working capital.  The amounts owing are unsecured, non-interest bearing, and due on demand.

GREENWIND NRG INC.
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2015
NOTE 5 – CAPITAL STOCK
Authorized capital – 75,000,000 common shares, with a par value of $0.001 per share.

Issued and Outstanding – 11,900,000 common shares as of October 31, 2015 and 2014.

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

NOTE 7 – INCOME TAXES

For the year ended October 31, 2015, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $148,682 at October 31, 2015, and will expire beginning in the year 2032.

The provision for Federal income tax consists of the following at October 31, 2015 and 2014:
	2015	2014
Federal income tax attributable to:
Current Operations	$11,353	$14,631
Less: valuation allowance	(11,353)	(14,631)
Net provision for Federal income taxes	$-	$-
The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of October 31, 2015 and 2014:
	2015	2014
Deferred tax asset attributable to:
Net operating loss carryover	$50,552	$39,199
Less: valuation allowance	(50,552)	(39,199)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $148,682 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

GREENWIND NRG INC.
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2015

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital, has incurred losses of $148,682 since its inception, and has not yet produced revenues from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management’s plan will be successful.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.