Form 10-Q
period 2016-01-31
GREENWIND NRG INC
filed 2016-03-16
CIK 1537274

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

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
[ ]	Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[X]	Smaller Reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes     [  ] No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at March 15, 2016
Common stock, $0.001 par value	11,900,000

Greenwind NRG Inc.

Form 10-Q

For the Three Months Ended January 31, 2016

FORWARD-LOOKING STATEMENTS
This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on January 28, 2016.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

GREENWIND NRG INC.

CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

JANUARY 31, 2016

GREENWIND NRG INC.

JANUARY 31, 2016

Condensed Balance Sheets as of January 31, 2016 and October 31, 2015 (unaudited)	F - 2

Condensed Statements of Operations for the periods ended January 31, 2016 and 2015 and the period from February 25, 2010 (Date of Inception) to January 31, 2016 (unaudited)	F - 3

Condensed Statements of Cash Flows for the periods ended January 31, 2016 and 2015 and the period from February 25, 2010 (Date of Inception) to January 31, 2016 (unaudited)	F - 4

Notes to Condensed Financial Statements (unaudited)	F - 5 – F - 7

GREENWIND NRG INC.
CONDENSED BALANCE SHEETS
AT JANUARY 31, 2016 AND OCTOBER 31, 2015

ASSETS	January 31, 2016 (unaudited)	October 31, 2015
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$14,367	$13,661
Notes payable – related party	80,226	69,644

Total Liabilities	94,593	83,305

Stockholders’ Deficit
Common stock, par $0.001, 75,000,000 shares authorized, 11,900,000 shares issued and outstanding	11,900	11,900
Additional paid in capital	53,477	53,477
Accumulated deficit	(159,970)	(148,682)

Total Stockholders’ Deficit	(94,593)	(83,305)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$-

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.
CONDENSED STATEMENTS OF OPERATIONS
PERIOD ENDED JANUARY 31, 2016 AND 2015
 (UNAUDITED)

	Three months ended January 31, 2016	Three months ended January 31, 2015

GROSS REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	10,084	8,621
Website design	0	0
Depreciation	0	0
General and administrative	1,204	1,554
TOTOAL OPERATING EXPENSES	11,288	10,175

LOSS FROM OPERATIONS	(11,288)	(10,175)

OTHER EXPENSES	-	0

NET LOSS BEFORE INCOME TAXES	(11,288)	(10,175)

PROVISION FOR INCOME TAXES	-	0

NET LOSS	$(11,288)	$(10,175)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	11,900,000	11,900,000

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.
CONDENSED STATEMENTS OF CASH FLOWS
PERIOD ENDED JANUARY 31, 2016 AND 2015
 (UNAUDITED)

	Three months ended January 31, 2016	Three months ended January 31, 2015
Cash Flows from Operating Activities:
Net loss	$(11,288)	$(10,175)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	0	0
Changes in Assets and Liabilities
Increase (decrease) in accounts payable and accrued liabilities	706	726
Net Cash Used in Operating Activities	(10,582)	(9,449)

Cash Flows from Investing Activities
Purchase of property and equipment	0	0
Net Cash Used in Investing Activities	0	0

Cash Flows from Financing Activities:
Proceeds from notes payable – related party	10,582	9,449
Proceeds from the sale of common stock	0	0
Net Cash Provided by Financing Activities	10,582	9,449

Net Increase (Decrease) in Cash and Cash Equivalents	0	0

Cash and Cash Equivalents – Beginning	0	0

Cash and Cash Equivalents – Ending	$0	$0

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2016
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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period ended January 31, 2016, the Company has accumulated losses of $159,970.

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

GREENWIND NRG INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2016
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

As of January 31, 2016, the Company has not issued any stock-based payments to its employees.

Foreign Currency Translation
The Company’s functional currency and its reporting currency is the United States dollar.

Recent Accounting Pronouncements
No other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations, or cash flows.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued expenses at January 31, 2016 and October 31, 2015 consisted of the following:

	January 31, 2016	October 31, 2015
Legal	$7,567	$4,861
Audit	1,750	5,000
Accounting	5,000	3,750
Edgarizing and other	50	50
Total Accrued Expenses	$14,367	$13,661

GREENWIND NRG INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2016
(UNAUDITED)

NOTE 4 – NOTE PAYABLE – RELATED PARTY

(a)	As at January 31, 2016, the Company owed $80,226 (October 31, 2015 - $69,644) to the President and Director of the Company for loans made to the Company for working capital. The amounts owing are unsecured, non-interest bearing, and due on demand.

NOTE 5 – CAPITAL STOCK

Authorized capital – 75,000,000 common shares, with a par value of $0.001 per share.

Issued and Outstanding – 11,900,000 and 11,900,000 common shares as of January 31, 2016 and October 31, 2015, respectively.

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

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital, has incurred losses of $159,970 since its inception, and has not yet produced revenues from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to January 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.
OVERVIEW

We were incorporated under the name Greenwind NRG Inc. in the State of Nevada on February 25, 2010. We are a development-stage company and we have no revenues and no assets. As a result we have incurred losses since inception.  Our limited operations to date have consisted of the formation of the Company, the raising of capital, maintaining our public company reporting requirements.   On March 14, 2013, a registration statement on Form S-1 was declared effective for the registration of 10,000,000 shares of our common stock.  As of October 31, 2013, we had sold 2,900,000 shares pursuant to this registration statement and the offering has been completed.

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

PLAN OF OPERATION

In order to begin executing on our business plan, we must raise $100,000 in equity financing through a private placement in the current year.  We intend to concentrate the majority of our efforts on raising capital during this period.

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

RESULTS OF OPERATIONS

For the period from February 25, 2010 (date of inception) to January 31, 2016, the Company did not earn any revenues.

Comparison of Three Months Ended January 31, 2016 and 2015

During the three months ended January 31, 2016, the Company incurred $11,288 of operating expenses compared with $10,175 of operating expenses during the three months ended January 31, 2015. The increase in operating expenses was attributed to an increase in professional fees incurred, including legal fees relating and a decrease in general and administrative costs.

The Company incurred a net loss of $11,288 or $0 per share, for the three months ended January 31, 2016 compared with a net loss of $10,175 or $0 per share, for the three months ended January 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2016 and October 31, 2015, the Company had cash of $0 and total assets of $0.

As of January 31, 2016, the Company had total liabilities of $94,593 compared with total liabilities of $83,305 as of October 31, 2015. The increase in total liabilities is due to an increase in accounts payable and accrued liabilities as the Company had limited cash flows to repay outstanding obligations as they became due.

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

We anticipate that we will incur the following expenses over the next twelve months:

1.	$25,000 in connection with the development of our website and marketing efforts; and
2.	$10,000 in operating expenses, including professional legal and accounting expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934.

We require a minimum of approximately $35,000 to proceed with our plan of operation over the next twelve months. As we had cash and working capital in the amount of $0 as of January 31, 2016, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings, and there is no assurance that we will be successful in completing any private placement financings.

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

Cash Flows from Operating Activities

During the three months ended January 31, 2016, the Company used $10,582 of cash for operating activities compared with $9,449 for the three months ended January 31, 2015. The increase in the cash used for operating activities was attributed to the fact that the Company had to pay more accounts payables that were coming due for outstanding operating activities.

Cash Flows from Investing Activities

During the period from February 25, 2010 (date of inception) to January 31, 2016, the Company purchased $2,342 of property and equipment.

Cash Flows from Financing Activities

During the three months ended January 31, 2016, the Company received $10,582 from financing activities compared with $9,449 for the three months ended January 31, 2015.  The proceeds received from financing activities were financings provided by management to support the Company’s day-to-day activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation.  A complete listing of these policies is included in Note 2 of the notes to our financial statements for the three months ended January 31, 2016. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

As of January 31, 2016, the Company has not issued any stock-based payments to its employees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.
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
Our management, with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of January 31, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending January 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on December 23, 2011).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on December 23, 2011).

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENWIND NRG INC.

Dated: March 15, 2016	By:	/s/ Jerwin Alfiler
	Name:	Jerwin Alfiler
	Title:	President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)