Form 10-Q
period 2016-04-30
GREENWIND NRG INC
filed 2016-06-14
CIK 1537274

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from__________ to __________

Commission file number: 000-1537274

GREENWIND NRG INC.
 (Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

3221 Dominquez Avenue, Quezon City, Philippines
(Address of principal executive offices and zip code)

844-624-4793
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     [  ]  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes     [  ]  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
[ ]	Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	☒	Smaller Reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒Yes     [  ]  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at June [ __ ], 2016
Common stock, $0.001 par value	11,900,000

Greenwind NRG Inc.

Form 10-Q

For the Three Months Ended April 30, 2016

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

GREENWIND NRG INC.

CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

APRIL 30, 2016

GREENWIND NRG INC.

APRIL 30, 2016

GREENWIND NRG INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

ASSETS	April 30, 2016	October 31, 2015
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$12,562	$13,661
Notes payable – related party	88,076	69,644

Total Liabilities	100,638	83,305

Stockholders’ Deficit
Common stock, par $0.001, 75,000,000 shares authorized, 11,900,000 shares issued and outstanding	11,900	11,900
Additional paid in capital	53,477	53,477
Accumulated deficit	(166,015)	(148,682)

Total Stockholders’ Deficit	(100,638)	(83,305)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.
CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three months ended April 30, 2016	Three months ended April 30, 2015	Six months ended April 30, 2016	Six months ended April 30, 2015

GROSS REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	4,945	3,987	15,029	12,608
General and administrative	1,100	1,400	2,304	2,954
TOTOAL OPERATING EXPENSES	6,045	5,387	17,333	15,562

LOSS FROM OPERATIONS	(6,045)	(5,387)	(17,333)	(15,562)

OTHER EXPENSES	-	-	-	-

NET LOSS BEFORE INCOME TAXES	(6,045)	(5,387)	(17,333)	(15,562)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(6,045)	$(5,387)	$(17,333)	$(15,562)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	11,900,000	11,900,000	11,900,000	11,900,000

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.
CONDENSED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Six months ended April 30, 2016	Six months ended April 30, 2015
Cash Flows from Operating Activities:
Net loss	$(17,333)	$(15,562)
Changes in Assets and Liabilities
Increase (decrease) in accounts payable and accrued liabilities	(1,099)	(2,337)
Net Cash Used in Operating Activities	(18,432)	(17,899)

Cash Flows from Financing Activities:
Proceeds from notes payable – related party	18,432	17,899
Net Cash Provided by Financing Activities	18,432	17,899

Net Increase (Decrease) in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents – Beginning	-	-

Cash and Cash Equivalents – Ending	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period ended April 30, 2016, the Company has accumulated losses of $166,015.

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

As of April 30, 2016, the Company has not issued any stock-based payments to its employees.

Foreign Currency Translation
The Company's functional currency and its reporting currency is the United States dollar.

Recent Accounting Pronouncements
No other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations, or cash flows.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as at April 30, 2016 and October 31, 2015 consisted of the following:

	April 30, 2016	October 31, 2015
Legal	$9,512	$4,861
Audit	1,750	5,000
Accounting	1,250	3,750
Edgarizing and other	50	50
Total Accrued Expenses	$12,562	$13,661

GREENWIND NRG INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2016
(UNAUDITED)

NOTE 4 – NOTE PAYABLE – RELATED PARTY

(a)
As at January 31, 2016, the Company owed $88,076 (October 31, 2015 - $69,644) to the President and Director of the Company for loans made to the Company for working capital.  The amounts owing are unsecured, non-interest bearing, and due on demand.

NOTE 5 – CAPITAL STOCK

Authorized capital – 75,000,000 common shares, with a par value of $0.001 per share.

Issued and Outstanding – 11,900,000 and 11,900,000 common shares as of April 30, 2016 and October 31, 2015, respectively.

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

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital, has incurred losses of $166,015 since its inception, and has not yet produced revenues from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to April 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

For the period from February 25, 2010 (date of inception) to April 30, 2016, the Company did not earn any revenues.

Comparison of Three Months Ended April 30, 2016 and 2015

During the three months ended April 30, 2016, the Company incurred $6,045 of operating expenses compared with $5,387 of operating expenses during the three months ended April 30, 2015. The increase in operating expenses was attributed to an increase in professional fees incurred, including legal fees relating and a decrease in general and administrative costs.

The Company incurred a net loss of $6,045 or $0 per share, for the three months ended April 30, 2016 compared with a net loss of $5,387 or $0 per share, for the three months ended April 30, 2015.

Comparison of Six Months Ended April 30, 2016 and 2015

During the six months ended April 30, 2016 the Company incurred $17,333 of operating expenses compared with $15,562 of operating expenses during the six months ended April 30, 2015. The increase in operating expenses was attributed to a increase in professional fees incurred, including legal fees relating and an increase in general and administrative costs.

The Company incurred a net loss of $17,333 or $0 per share, for the six months ended April 30, 2016 compared with a net loss of $15,562 or $0 per share, for the six months ended April 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2016 and October 31, 2015, the Company had cash of $0 and total assets of $0.

As of April 30, 2016, the Company had total liabilities of $100,638 compared with total liabilities of $83,305 as of October 31, 2015. The increase in total liabilities is due to an increase in accounts payable and accrued liabilities as the Company had limited cash flows to repay outstanding obligations as they became due.

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

We require a minimum of approximately $35,000 to proceed with our plan of operation over the next twelve months. As we had cash and working capital in the amount of $0 as of April 30, 2016, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings, and there is no assurance that we will be successful in completing any private placement financings.

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

Cash Flows from Operating Activities

During the six months ended April 30, 2016, the Company used $18,432 of cash for operating activities compared with $17,899 for the six months ended April 30, 2015. The increase in the cash used for operating activities was attributed to the fact that the Company had to pay more accounts payables that were coming due for outstanding operating activities.

Cash Flows from Financing Activities

During the six months ended April 30, 2016, the Company received $18,432 from financing activities compared with $17,899 for the six months ended April 30, 2015.  The proceeds received from financing activities were financings provided by management to support the Company’s day-to-day activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation.  A complete listing of these policies is included in Note 2 of the notes to our financial statements for the six months ended April 30, 2016. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

As of April 30, 2016, the Company has not issued any stock-based payments to its employees.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending April 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: June 14, 2016

By:	/s/ Jerwin Alfiler
Name:	Jerwin Alfiler
Title:	President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)