Form 10-Q
period 2016-07-31
GREENWIND NRG INC
filed 2016-09-07
CIK 1537274

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes    ☐ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 3, 2016
Common stock, $0.001 par value	11,900,000

Greenwind NRG Inc.

Form 10-Q

For the Nine Months Ended July 31, 2016

2

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENWIND NRG INC.

CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

JULY 31, 2016

4

GREENWIND NRG INC.

JULY 31, 2016

GREENWIND NRG INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	July 31, 2016	October 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$16,562	$13,661
Notes payable – related party	88,076	69,644

Total Liabilities	104,638	83,305

Stockholders' Deficit
Common stock, par $0.001, 75,000,000 shares authorized, 11,900,000 shares issued and outstanding	11,900	11,900
Additional paid in capital	53,477	53,477
Accumulated deficit	(170,015)	(148,682)

Total Stockholders' Deficit	(104,638)	(83,305)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.

CONDENSED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	Three months ended July 31, 2016	Three months ended July 31, 2015	Nine months ended July 31, 2016	Nine months ended July 31, 2015

GROSS REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	3,000	3,000	18,029	15,608
General and administrative	1,000	1,400	3,304	4,354
TOTOAL OPERATING EXPENSES	4,000	4,400	21,333	19,962

LOSS FROM OPERATIONS	(4,000)	(4,400)	(21,333)	(19,962)

OTHER EXPENSES	-	-	-	-

NET LOSS BEFORE INCOME TAXES	(4,000)	(4,400)	(21,333)	(19,962)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(4,000)	$(4,400)	$(21,333)	$(19,962)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	11,900,000	11,900,000	11,900,000	11,900,000

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.

CONDENSED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Nine months ended July 31, 2016	Nine months ended July 31, 2015
Cash Flows from Operating Activities:
Net loss	$(21,333)	$(19,962)
Changes in Assets and Liabilities
Increase (decrease) in accounts payable and accrued liabilities	2,901	(8,695)
Net Cash Used in Operating Activities	(18,432)	(28,657)

Cash Flows from Financing Activities:
Proceeds from notes payable – related party	18,432	28,657
Net Cash Provided by Financing Activities	18,432	28,657

Net Increase (Decrease) in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents – Beginning	-	-

Cash and Cash Equivalents – Ending	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

GREENWIND NRG INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JULY 31, 2016

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period ended July 31, 2016, the Company has accumulated losses of $170,015.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

The unaudited interim condensed financial statements included herein have been prepared by Greenwind NRG Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the "SEC"). We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended October 31, 2015, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted an October 31 fiscal year end.Fair Value of Financial

Instruments

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

JULY 31, 2016

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

As of July 31, 2016, the Company has not issued any stock-based payments to its employees.

Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

Recent Accounting Pronouncements

No other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company's financial position, operations, or cash flows.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as at July 31, 2016 and October 31, 2015 consisted of the following:

	July 31, 2016	October 31, 2015
Legal	$9,512	$4,861
Audit	3,500	5,000
Accounting	2,500	3,750
Edgarizing and other	1,050	50
Total Accrued Expenses	$16,562	$13,661

GREENWIND NRG INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JULY 31, 2016

(UNAUDITED)

NOTE 4 – NOTE PAYABLE – RELATED PARTY

(a)	As at July 31, 2016, the Company owed $88,076 (October 31, 2015 - $69,644) to the President and Director of the Company for loans made to the Company for working capital. The amounts owing are unsecured, non-interest bearing, and due on demand.

NOTE 5 – CAPITAL STOCK

Authorized capital – 75,000,000 common shares, with a par value of $0.001 per share.

Issued and Outstanding – 11,900,000 and 11,900,000 common shares as of July 31, 2016 and October 31, 2015, respectively.

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

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital, has incurred losses of $170,015 since its inception, and has not yet produced revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to July 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

______________

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

RESULTS OF OPERATIONS

For the period from February 25, 2010 (date of inception) to July 31, 2016, the Company did not earn any revenues.

Comparison of Three Months Ended July 31, 2016 and 2015

During the three months ended July 31, 2016, the Company incurred $4,000 of operating expenses compared with $4,400 of operating expenses during the three months ended July 31, 2015. The decrease in operating expenses was attributed to a decrease in general and administrative costs.

The Company incurred a net loss of $4,000 or $0 per share, for the three months ended July 31, 2016 compared with a net loss of $4,400 or $0 per share, for the three months ended July 31, 2015.

Comparison of Nine Months Ended July 31, 2016 and 2015

During the nine months ended July 31, 2016 the Company incurred $21,333 of operating expenses compared with $19,962 of operating expenses during the nine months ended July 31, 2015. The increase in operating expenses was attributed to a increase in professional fees incurred, including legal fees relating and an increase in general and administrative costs.

The Company incurred a net loss of $21,333 or $0 per share, for the nine months ended July 31, 2016 compared with a net loss of $19,962 or $0 per share, for the nine months ended July 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2016 and October 31, 2015, the Company had cash of $0 and total assets of $0.

As of July 31, 2016, the Company had total liabilities of $104,638 compared with total liabilities of $83,305 as of October 31, 2015. The increase in total liabilities is due to an increase in accounts payable and accrued liabilities as the Company had limited cash flows to repay outstanding obligations as they became due.

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

We require a minimum of approximately $35,000 to proceed with our plan of operation over the next twelve months. As we had cash and working capital in the amount of $0 as of July 31, 2016, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings, and there is no assurance that we will be successful in completing any private placement financings.

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

Cash Flows from Operating Activities

During the nine months ended July 31, 2016, the Company used $18,432 of cash for operating activities compared with $28,657 for the nine months ended July 31, 2015. The decrease in the cash used for operating activities was attributed to the fact that the Company paid less accounts payables that were coming due for outstanding operating activities.

Cash Flows from Financing Activities

During the nine months ended July 31, 2016, the Company received $18,432 from financing activities compared with $28,657 for the nine months ended July 31, 2015. The proceeds received from financing activities were financings provided by management to support the Company's day-to-day activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the nine months ended July 31, 2016. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

As of July 31, 2016, the Company has not issued any stock-based payments to its employees.

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

Our management, with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of July 31, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending July 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

8

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

GREENWIND NRG INC.

Dated: September 7, 2016	By:	/s/ Jerwin Alfiler
	Name:	Jerwin Alfiler
	Title:	President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

