Form 10-K
period 2016-10-31
NewGen BioPharma Corp.
filed 2017-01-25
CIK 1537274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal year ended October 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-1537274

NEWGEN BIOPHARMA CORP.
(Name of registrant as specified in its charter)

Nevada	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3221 Dominquez Avenue, Quezon City, Philippines	N/A
(Address of Principal Executive Offices)	(Zip Code)

844-624-4793

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☒ NO ☐

During the past fiscal year, there has been no market for our securities.

As of January 18, 2017, there were 47,600,000 shares of the registrant’s common stock outstanding, par value $0.001 per share.

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

As used in this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless otherwise indicated, references to “we,” “our,” “us,” the “Company,” “NewGen” or the “Registrant” refer to NewGen BioPharma Corp. (formerly Greenwind NRG Inc.), a Nevada corporation.

ITEM 1— BUSINESS

BACKGROUND

We were incorporated under the name Greenwind NRG Inc. in the State of Nevada on February 25, 2010. Our Articles of Incorporation initially authorized us to issue up to 75,000,000 shares of common stock, par value $0.001 per share. On September 19, 2016, we effected a 4-for-1 forward stock split of all our issued and outstanding common stock, which increased the number of issued and outstanding shares of common stock from 11,900,000 to 47,600,000. On November 18, 2016, upon approval by our Board of Directors and majority stockholders, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State increasing the number of authorized shares of common stock from 75,000,000 shares to 300,000,000 shares. In connection with the amendment to our Articles of Incorporation, our Board of Directors and majority stockholders also approved and adopted the Amended and Restated Bylaws of the Company on November 16, 2016. Effective November 18, 2016, we changed the name of our Company from Greenwind NRG Inc. to NewGen BioPharma Corp. in anticipation of a change of our business plan and direction.

We are a development-stage company with no revenues and no assets. As a result, we have incurred losses since inception. Our limited start-up operations have consisted of the formation of our Company, development of our business plan, identification of our target market, and efforts to raise capital. We originally intended to operate in the business of off-grid wind power systems for residential, cabin, RV, boat and shop use. Our original business plan was to source equipment from suppliers at wholesale prices and market, distribute, setup and maintain such equipment for our customers, primarily in Ireland.

To date, we have been unable to raise sufficient funds to fully implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, during our fiscal year ended October 31, 2016, our Board of Directors began to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors’ preference would be to obtain additional funding to implement our original business plan, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our stockholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital. Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a compatible business partner that is able to engage in a transaction with us and that has business operations which are or will likely prove to be profitable. If we are unable to locate a suitable partner for a business combination, and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

During the fiscal year ended October 31, 2016, we had preliminary discussions with potential business combination partners, and on October 27, 2016, we entered into a Binding Letter of Intent (the “LOI”) with NewGen BioPharma Corporation, a New Jersey corporation (“NewGen New Jersey”), in connection with a proposed reverse acquisition transaction between the Company and NewGen New Jersey, whereby the Company and NewGen New Jersey will enter into a reverse triangular merger (the “Merger”). Pursuant to the terms of the proposed Merger, we will acquire all of the issued and outstanding stock of NewGen New Jersey in exchange for the issuance to the existing stockholders of NewGen New Jersey of 40,000,000 shares of our common stock. Subsequent to our fiscal year ended October 31, 2016, and in accordance with the terms of the LOI, on January 10, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NewGen New Jersey and NewGen Merger Sub Inc., a New Jersey corporation and our wholly-owned subsidiary (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into NewGen New Jersey, with NewGen New Jersey being the surviving corporation and our wholly-owned subsidiary.

NewGen New Jersey operates as a pharmaceutical company that develops and commercializes enhanced pharmaceuticals and cosmaceuticals through reformulating approved active pharmaceutical ingredients using proprietary nanotechnology platforms. NewGen New Jersey’s platforms and formulations are developed to create improvements in bioavailability, safety, efficacy, dosage reductions, and elimination of fed-fast variability. Upon the closing of the Merger, NewGen New Jersey will become a wholly-owned subsidiary of the Company. Additionally, after the closing of the Merger, the Company will be managed by NewGen New Jersey’s current management and board of directors, and our existing board of directors and officers will resign. If we are successful in closing the Merger in accordance with the terms of the Merger Agreement, the business of NewGen New Jersey will become our primary business. If we are unable to close the Merger as contemplated by the Merger Agreement, we will need to consider additional strategic alternatives for our Company.

OPERATIONS

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors, and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to maintain our limited operations.

Our plan of operations is forward-looking and there is no assurance that we will ever succeed in our business plan. It is possible that we will not be able to achieve profitability and will have to cease operations due to the lack of funding.

MARKET

We initially intended to operate in the business of off-grid wind power systems, with the intent of targeting the Irish market and focusing on consumers who are socially/environmentally conscious and seek an alternative, renewable source of energy for a variety of uses.

COMPETITION

There is substantial competition in the product markets in which we plan to operate. If we cannot develop and market our products as quickly or cost-effectively as our competitors, we may not be able to achieve profitable operations. We plan to use various research, development and marketing strategies to obtain and maintain a competitive position in our target markets and differentiate ourselves from our competitors.

GOVERNMENT REGULATION

Our operations and products may be regulated by various governmental agencies, both inside and outside the United States. Compliance with government regulations in the United States and foreign countries can be time-consuming and expensive because our products may be required to undergo lengthy and rigorous testing and other procedures mandated by U.S. and foreign regulatory authorities.

OFFICES

Our business address is 3221 Dominquez Avenue Quezon City, Philippines. Our telephone number is +855-624-4793. The current office space is provided without cost by Jerwin Alfiler, the sole officer and director of the Company. The space is used by Mr. Alfiler for business use and no rent is being charged to the Company at this time. Additional office space may be required in the future.

EMPLOYEES

We are a development stage company and currently have no employees, other than our sole director and officer. Jerwin Alfiler, our sole officer and director, is currently responsible for the day to day operations of the Company. We intend to hire additional employees on an as-needed basis.

ITEM 1A— RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS

WE HAVE HAD LIMITED OPERATIONS IN OUR BUSINESS, AND WE WILL NEED TO OBTAIN FINANCING IN ORDER TO FULLY IMPLEMENT OUR BUSINESS OBJECTIVES. IF WE DO NOT OBTAIN SUCH FINANCING, WE MAY HAVE TO CEASE OUR ACTIVITIES, AND OUR INVESTORS COULD LOSE THEIR ENTIRE INVESTMENT.

We have had limited operations in our business since inception, and we will need additional funds to complete the development and implementation of our business objectives. We will need additional funds to complete further development of our business plan to achieve a sustainable sales level where ongoing operations can be funded out of revenues. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

There is no assurance that we will operate profitably or generate positive cash flow in the future. We will require additional financing in order to proceed with the development and distribution of our products. We will also require additional financing to pay the fees and expenses necessary to operate as a public company. We will also need more funds if the costs of the development and operation of our business are greater than we have anticipated, and we will require additional financing to sustain our business operations if we are not successful in earning revenues. We may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when such financing is required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

WE MAY IN THE FUTURE ISSUE ADDITIONAL SHARES OF COMMON STOCK, WHICH WOULD REDUCE INVESTORS’ PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 300,000,000 shares of common stock, par value $0.001 per share, of which 47,600,000 shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

OUR BUSINESS CAN BE AFFECTED BY CURRENCY RATE FLUCTUATIONS, AS WE ANTICIPATE HAVING SUPPLIERS AND CUSTOMERS IN FOREIGN COUNTRIES AND WE REPORT IN U.S. DOLLARS.

Because our business operations may occur within and outside the United States and may be subject to varying currencies, we will likely be affected by changes in foreign exchange rates. The exchange rate between the US Dollar and foreign currencies has historically fluctuated drastically, and is likely to continue to fluctuate over time. Some of our expenses will be in US Dollars, although the majority of our revenues, at least in the initial stages of our operations, may be in another currency. We have generated no revenue to date, and currently have no assurance or expectations of earning any revenue in the near term. If we are not able to successfully protect ourselves against such currency fluctuations, then our profits will also fluctuate and could cause us to be less profitable or incur losses, even if our business would otherwise be profitable.

WE LACK AN OPERATING HISTORY AND HAVE NOT GENERATED ANY REVENUES OR PROFITS TO DATE. THERE IS NO ASSURANCE OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES. IF WE CANNOT GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY, WE MAY HAVE TO CEASE OPERATIONS.

We were incorporated in February of 2010, and we have had limited business operations and have not realized any revenues since our inception. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $190,553. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully market our products and generate revenues by attracting enough customers who will pay for our products and services.

We cannot guarantee that we will be successful in generating substantial revenues and profits in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us. It is possible that we will not be able to achieve profitability and will have to cease operations due to lack of funding.

BECAUSE OUR SOLE OFFICER AND DIRECTOR MAY HAVE OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our sole officer and director, Jerwin Alfiler, will only be devoting limited time to our operations. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our management. As a result, operations may be periodically interrupted or suspended, which could result in a lack of revenues and a possible cessation of operations.

U.S. INVESTORS MAY EXPERIENCE DIFFICULTIES IN ATTEMPTING TO EFFECT A SERVICE OF PROCESS AND TO ENFORCE JUDGMENTS BASED UPON U.S. FEDERAL SECURITIES LAWS AGAINST THE COMPANY AND ITS NON U.S. RESIDENT OFFICER AND DIRECTOR.

While we are organized under the laws of State of Nevada, our sole officer and director is a non-U.S. resident. Consequently, it may be difficult for investors to affect service of process on Mr. Alfiler in the United States and to enforce in the United States judgments obtained in United States courts against Mr. Alfiler based on the civil liability provisions of the United States securities laws. Since all our assets are located outside the United States, it may be difficult or impossible for U.S. investors to collect a judgment against us. Additionally, any judgment obtained in the United States against us may not be enforceable in the United States.

BECAUSE WE DO NOT MAINTAIN INSURANCE THERE IS A RISK THAT A HIGH FAILURE RATE COULD RESULT IN REDUCED PROFITS OR A CEASE IN OPERATIONS.

We do not currently maintain any insurance, and do not intend to maintain insurance until our business plan is further developed and implemented. Product liability insurance coverage is expensive, can be difficult to obtain, may not be available in the future on commercially acceptable or satisfactory terms, and may not cover all the potential future liabilities we may incur. If we do not have adequate insurance for product liability claims, then we may be subject to significant expenses relating to such potential claims, and we may not have sufficient funds to defend any such claims against us. Accordingly, there is a potential risk to stockholders that product failure could result in a reduction in any future profits, and if we do not have sufficient funds to defend such claims, there could be a judgment rendered against us that could cause us to have to cease operations. Although we have not experienced any material claims to date, any such claims could have a material adverse impact on our business.

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

THE EXPECTED RESULTS FROM OUR PREVIOUSLY DISCLOSED POTENTIAL MERGER WITH NEWGEN BIOPHARMA CORPORATION MAY VARY SIGNIFICANTLY FROM OUR EXPECTATIONS, AND WE CAN PROVIDE NO ASSURANCE THAT SUCH POTENTIAL MERGER WILL BE COMPLETED.

The expected results from our potential Merger transaction with NewGen New Jersey might vary materially from those anticipated and disclosed by us, and we can provide no assurance that such Merger will be completed. These expectations are inherently subject to uncertainties and contingencies. These assumptions may be impacted by factors that are beyond our control, including the business of NewGen New Jersey, the U.S. economy, our ability to obtain financing to complete the Merger as contemplated by the Merger Agreement, and the approval of the Merger by NewGen New Jersey’s stockholders. Any one of these factors may result in our failure to complete the Merger, and such failure to complete the Merger may have significant adverse consequences on our ability to operate and survive as a viable entity. There can be no assurance that the Merger will be consummated, and even if we are able to close the Merger transaction, there is no assurance that we will be able to attract the attention of major brokerage firms, and/or that a public market for our Company’s securities will develop.

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

Our Bylaws contain a provision permitting us to eliminate the personal liability of our directors to our company and stockholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

OUR STOCK IS CATEGORIZED AS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC’S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

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

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

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

As a result of our registered offering on Form S-1, as required under Section 15(d) of the Securities Exchange Act of 1934, we were required to file periodic reports with the Securities and Exchange Commission through October 31, 2014, including a Form 10-K for the year ended October 31, 2014. We have not filed a registration statement on Form 8-A to date, and for periods subsequent to October 31, 2014, we will not be subject to all of the reporting requirements of the 1934 Act, including the filing of quarterly and annual reports with the SEC and the proxy rules. In addition, our officers, directors and 10% stockholders will not be required to submit reports to the SEC on their stock ownership and stock trading activity. We are not required under Section 12(g) or otherwise to become a mandatory 1934 Act filer unless we have more than 2,000 stockholders (or 500 total non-accredited stockholders) and total assets of more than $10 million.

ITEM 1B— UNRESOLVED STAFF COMMENTS

None.

ITEM 2— PROPERTIES

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

ITEM 3— LEGAL PROCEEDINGS

None.

ITEM 4— MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5— MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink marketplace, operated by OTC Markets Group, Inc., under the symbol “NEWG”. During the fiscal year ended October 31, 2016, there was no active trading market for shares of our common stock. Our common stock began trading on the OTC Pink marketplace on December 13, 2016. The closing price of our common stock on January 18, 2017 was $1.45. Although our common stock is currently quoted on the OTC Pink marketplace, there is a limited trading market for our common stock, and there have been few trades in our common stock to date. Because our common stock is thinly traded, any reported sale prices may not be a true market-based valuation of our common stock.

Stockholders

As of January 18, 2017, there were 47,600,000 shares of common stock issued and outstanding held by 20 stockholders of record (not including street name holders).

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Equity Securities

None.

ITEM 6— SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information required by this item.

ITEM 7— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were incorporated under the name Greenwind NRG Inc. in the State of Nevada on February 25, 2010. Our Articles of Incorporation initially authorized us to issue up to 75,000,000 shares of common stock, par value $0.001 per share. On September 19, 2016, we effected a 4-for-1 forward stock split of all our issued and outstanding common stock, which increased the number of issued and outstanding shares of common stock from 11,900,000 to 47,600,000. On November 18, 2016, upon approval by our Board of Directors and majority stockholders, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State increasing the number of authorized shares of common stock from 75,000,000 shares to 300,000,000 shares. In connection with the amendment to our Articles of Incorporation, our Board of Directors and majority stockholders also approved and adopted the Amended and Restated Bylaws of the Company on November 16, 2016. Effective November 18, 2016, we changed the name of our Company from Greenwind NRG Inc. to NewGen BioPharma Corp. by forming and merging a wholly-owned subsidiary of the Company with and into the Company. The Company was the surviving corporation in the merger, and in connection with such merger, the Company’s Articles of Incorporation were amended to change the Company’s corporate name to NewGen BioPharma Corp.

We are a development-stage company and we have no revenues and no assets. As a result, we have incurred losses since inception. Our limited operations to date have consisted of the formation of the Company, the raising of capital, and maintaining our public company reporting requirements. On March 14, 2013, a registration statement on Form S-1 was declared effective for the registration of 10,000,000 shares of our common stock. As of October 31, 2013, we had sold 2,900,000 shares pursuant to this registration statement and the offering has been completed. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months because we have not generated any revenues and no revenues are anticipated until we implement our business plan.

To date, we have been unable to raise sufficient funds to fully implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, during our fiscal year ended October 31, 2016, our Board of Directors began to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors’ preference would be to obtain additional funding to implement our original business plan, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our stockholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital. Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a compatible business partner that is able to engage in a transaction with us and that has business operations which are or will likely prove to be profitable. If we are unable to locate a suitable partner for a business combination, and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

During the fiscal year ended October 31, 2016, we had preliminary discussions with potential business combination partners, and on October 27, 2016, we entered into a Binding Letter of Intent (the “LOI”) with NewGen BioPharma Corporation, a New Jersey corporation (“NewGen New Jersey”), in connection with a proposed reverse acquisition transaction between the Company and NewGen New Jersey, whereby the Company and NewGen New Jersey will enter into a reverse triangular merger (the “Merger”). Pursuant to the terms of the proposed Merger, we will acquire all of the issued and outstanding stock of NewGen New Jersey in exchange for the issuance to the existing stockholders of NewGen New Jersey of 40,000,000 shares of our common stock. NewGen New Jersey operates as a pharmaceutical company that develops and commercializes enhanced pharmaceuticals and cosmaceuticals through reformulating approved active pharmaceutical ingredients using proprietary nanotechnology platforms. NewGen New Jersey’s platforms and formulations are developed to create improvements in bioavailability, safety, efficacy, dosage reductions, and elimination of fed-fast variability.

Upon the closing of the Merger, NewGen New Jersey will become a wholly-owned subsidiary of the Company. Additionally, after the closing of the Merger, the Company will be managed by NewGen New Jersey’s current management and board of directors, and our existing board of directors and officers will resign.

Pursuant to the LOI, we made a LOI Advance in the amount of $100,000 to NewGen New Jersey under the terms of a promissory note issued on October 27, 2016. If the closing of the Merger does not occur, the principal amount of the LOI Advance, together with accrued interest at the rate of five percent (5%) per annum, shall become due and payable upon the earlier of (i) receipt by NewGen New Jersey of proceeds from a financing in an amount not less than $1,000,000, (ii) an event of default, or (iii) a change in control of NewGen New Jersey. If the closing of the Merger occurs, the promissory note shall be cancelled as an intercompany loan in connection with the transaction.

Subsequent to our fiscal year ended October 31, 2016, and in accordance with the terms of the LOI, on January 10, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NewGen New Jersey and NewGen Merger Sub Inc., a New Jersey corporation and our wholly-owned subsidiary (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into NewGen New Jersey, with NewGen New Jersey being the surviving corporation and a wholly-owned subsidiary of the Company.

As set forth in the Merger Agreement, we will acquire all of the issued and outstanding capital stock of NewGen New Jersey in exchange for the issuance to the current holders thereof of 40,000,000 shares of our common stock. Immediately following the closing date, there will be no more than 52,000,000 shares of our common stock issued and outstanding, which shall consist of (i) 10,000,000 shares of common stock issued and outstanding immediately prior to the closing date, (ii) an aggregate of 40,000,000 shares of common stock issued to the current stockholders of NewGen New Jersey as provided in the Merger Agreement, and (iii) 2,000,000 shares of common stock which may be issued and outstanding pursuant to a private placement by the Company, excluding any shares of common stock issuable under outstanding warrants and options.

The Merger is expected to be completed after the closing conditions set forth in the Merger Agreement have either been satisfied or waived by the appropriate party or parties thereto. The Merger Agreement contains certain closing conditions typically found in an agreement of such nature, and the closing of the Merger is conditioned upon the approval by the stockholders of NewGen New Jersey. If we are able to close the Merger transaction as contemplated by the Merger Agreement, NewGen New Jersey will become our wholly-owned subsidiary, and we will report such event on a Current Report on Form 8-K to be filed with the SEC.

RESULTS OF OPERATIONS

We are still in our initial development stage and have generated no revenues to date. For the period from February 25, 2010 (date of inception) to October 31, 2016, the Company earned $nil in revenues.

During the fiscal year ended October 31, 2016, the Company incurred $41,871 in operating expenses, compared with $33,390 in operating expenses during the year ended October 31, 2015. The increase in operating expenses was attributed to higher general and administrative costs relating to the Company’s compliance with regulatory requirements and increased activity with respect to the Company’s consideration of potential business combinations.

The Company incurred a net loss of $41,871 or $nil per share, for the year ended October 31, 2016 compared with a net loss of $33,390, or $nil per share, for the year ended October 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2016, the Company had cash and total assets of $nil compared with cash and total assets of $nil as at October 31, 2015.

As of October 31, 2016, the Company had total liabilities of $125,176, compared with total liabilities of $83,305 as of October 31, 2015. The increase in total liabilities was due to an increase in the amounts owing to a related party of the Company for financing received to support the Company’s day-to-day activities, and an increase in accounts payable and accrued liabilities.

The Company had a working capital deficit of $125,196 as of October 31, 2016, compared with a working capital deficit of $83,305 as of October 31, 2015. The increase in working capital deficit was due to the fact that the Company received additional financing from a related party to support the Company’s operations, and due to an increase in accounts payable and accrued liabilities.

On March 14, 2013, a Registration Statement on Form S-1 was declared effective by the SEC, registering a total of 10,000,000 shares of our common stock (the “Registered Shares”) in an initial public offering (the “Offering”). As of October 31, 2013, the Company issued 2,900,000 Registered Shares for a total of $29,000 in proceeds and the Offering has been completed.

In order to execute on our business strategy, we will require additional working capital commensurate with the operational needs of our planned marketing and development efforts. Accordingly, we expect to use debt and/or equity financing to fund operations for the foreseeable future, including, without limitation, the sale of up to a maximum of $2,000,000 of our capital stock pursuant to a private placement for the purpose of financing the ongoing operations of NewGen New Jersey.

As we had cash and a working capital in the amount of $0 as of October 31, 2016, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities.

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

CASH FLOWS FROM OPERATING ACTIVITIES

During the year ended October 31, 2016, the Company used $24,732 in cash for operating activities, compared with $33,407 for the year ended October 31, 2015. The decrease in the cash used for operating activities was attributed to the reduction of professional fees and filing expenses for the year ended October 31, 2016.

CASH FLOWS FROM INVESTING ACTIVITIES

During the period from February 25, 2010 (date of inception) to October 31, 2016, the Company did not engage in any investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

During the year ended October 31, 2016, the Company received $24,732 from financing activities, compared with $33,407 for the year ended October 31, 2015. The Company received $24,732 from related parties. The amounts owing to related parties are unsecured, non-interest bearing, and due on demand.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the years ended October 31, 2016 and October 31, 2015. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

As of October 31, 2016, the Company has not issued any stock-based payments to its employees.

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

CONTRACTUAL OBLIGATIONS

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments due by Period
	Less than	One to	Three to	More Than
Contractual Obligations At October 31, 2016	One Year	Three Years	Five Years	Five Years	Total
Operating Lease Obligations	$0	$0	$0	$0	$0
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Expenditure Obligations	$0	$0	$0	$0	$0
Purchase Obligations	$0	$0	$0	$0	$0
Other Long-Term Liabilities	$0	$0	$0	$0	$0

The above table outlines our obligations as of October 31, 2016 and does not reflect any changes in our obligations that have occurred after that date.

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

ITEM 7A— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, and are not required to provide the information required by this item.

ITEM 8— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the reports of our independent registered public accounting firm, and the notes thereto of this report, which financial statements, reports, and notes are incorporated herein by reference.

ITEM 9— CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of October 31, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Management concluded, as of October 31, 2016, that our internal control over financial reporting was effective.

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

Changes in Internal Controls Over Financial Reporting

Except for the application of the updated Internal Control – Integrated Framework released by COSO in 2013, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending October 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B— OTHER INFORMATION

None.

PART III

ITEM 10— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Position
Jerwin Alfiler	40	Sole Director and President, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

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

Terms of Office

The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of the Company’s stockholders or until removed from office in accordance with the Company’s Bylaws and the provisions of the Nevada Revised Statutes. Each of our directors holds office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the Company’s Bylaws and the provisions of the Nevada Revised Statutes.

The Company’s officers are appointed by the Company’s Board of Directors and hold office until removed by the Board.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board of Directors held no formal meetings during the fiscal year ended October 31, 2016. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to our Bylaws and the Nevada Revised Statutes, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not currently have a policy regarding director attendance at meetings.

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

Nominations to the Board of Directors

Our directors play a critical role in guiding the strategic direction and overseeing the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates must be sent to the Board of Directors, c/o NewGen BioPharma Corp., 3221 Dominquez Avenue, Quezon City, Philippines.

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

ITEM 11— EXECUTIVE COMPENSATION

Executive Compensation

The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and principal financial officer, and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal years ended October 31, 2016 and 2015. Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jerwin Alfiler (Principal Executive Officer,	2016	0	0	0	0	0	0	0	0
Principal Financial Officer)	2015	0	0	0	0	0	0	0	0

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

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of January 18, 2017 with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially 5% or more of the outstanding shares of our common stock. To our knowledge, except as indicated in any footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage Beneficially Owned(2)
Directors and Executive Officers
Jerwin Alfiler 3221 Dominquez Avenue Quezon City, Philippines	0	0.00%
All Officers and Directors as a Group	0	0.00%
5% Holders
James Sammon (former director and officer) SpurHill, Doughcloyne Togher, Cork, Ireland	20,000,000	42.02%
Tadhq Sammon (former director and officer) SpurHill, Doughcloyne Togher, Cork, Ireland	16,000,000	33.61%

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

(2)	Based on 47,600,000 shares of our common stock outstanding as of January 18, 2017.

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

Transfer Agent

Our transfer agent is Action Stock Transfer Corporation and is located at 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121. Their telephone number is 801-274-1088.

ITEM 13— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As of October 31, 2016, the Company owed $94,376 (2015 - $69,644) to a stockholder of the Company for loans made to the Company for working capital. The amounts owing are unsecured, non-interest bearing, and due on demand.

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

Director Independence

During the year ended October 31, 2016, we did not have any independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14— PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by the Company’s principal accountant for the fiscal periods shown.

	October 31, 2016	October 31, 2015
Audit Fees	$10,700	$10,700
Audit — Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$10,700	$10,700

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

(b) Exhibits

The following exhibits are included as part of this report by reference:

2.1

Agreement and Plan of Merger dated January 10, 2017, by and among NewGen BioPharma Corp., NewGen Merger Sub Inc., and NewGen BioPharma Corporation (Incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on January 11, 2017).

3.1*	Articles of Incorporation, as amended.

3.2	Amended and Restated Bylaws (Incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on November 21, 2016).

10.1

Binding Letter of Intent dated October 27, 2016, by and between Greenwind NRG Inc. and NewGen BioPharma Corporation (Incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on November 2, 2016.

10.2*	Form of Promissory Note by and between Greenwind NRG Inc. and NewGen BioPharma Corporation dated October 27, 2016.

21	The Company currently has one subsidiary: NewGen Merger Sub Inc., a New Jersey corporation.

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

_____________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWGEN BIOPHARMA CORP.

Dated: January 25, 2017	By:	/s/ Jerwin Alfiler
	Name:	Jerwin Alfiler
	Its:	President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Jerwin Alfiler	President, Secretary, Treasurer, Director	January 25, 2017
Jerwin Alfiler	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

NEWGEN BIOPHARMA CORP.

(formerly GREENWIND NRG INC.)

FINANCIAL STATEMENTS

OCTOBER 31, 2016

NEWGEN BIOPHARMA CORP.

(formerly GREENWIND NRG INC.)

OCTOBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Newgen BioPharma Corp.

We have audited the accompanying balance sheets of Newgen Biopharma Corp. (f/k/a Greenwind NRG, Inc.) as of October 31, 2016 and 2015 and the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended. Newgen Biopharma Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newgen Biopharma Corp. as of October 31, 2016 and 2015, the results of their operations, and their cash flows, for the years ended October 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note (8) to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (8). The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

January 24, 2017

NEWGEN BIOPHARMA CORP.

(formerly GREENWIND NRG INC.)

BALANCE SHEETS

AT OCTOBER 31, 2016 AND 2015

	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Property and equipment, net	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$30,800	$13,661
Notes payable – related party	94,376	69,644

Total Liabilities	125,176	83,305

Stockholders’ Deficit
Common stock, par $0.001, 300,000,000 shares authorized, 47,600,000 shares issued and outstanding	47,600	47,600
Additional paid in capital	17,777	17,777
Accumulated deficit	(190,553)	(148,682)

Total Stockholders’ Deficit	(125,176)	(83,305)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements

NEWGEN BIOPHARMA CORP.

(formerly GREENWIND NRG INC.)

STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31, 2016 AND 2015

	Year ended October 31, 2016	Year ended October 31, 2015

GROSS REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	18,376	26,236
General and administrative	23,495	7,154
TOTAL OPERATING EXPENSES	41,871	33,390

LOSS FROM OPERATIONS	(41,871)	(33,390)

OTHER EXPENSES	-	-

NET LOSS BEFORE INCOME TAXES	(41,871)	(33,390)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(41,871)	$(33,390)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	47,600,000	47,600,000

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

NEWGEN BIOPHARMA CORP.

(formerly GREENWIND NRG INC.)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM NOVEMBER 1, 2014 TO OCTOBER 31, 2016

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, November 1, 2014	47,600,000	$47,600	$17,777	$(115,292)	$(49,915)

Net loss for the year ended October 31, 2015	-	-	-	(33,390)	(33,390)

Balance, October 31, 2015	47,600,000	47,600	17,777	(148,682)	(83,305)

Net loss for the year ended October 31, 2016	-	-	-	(41,871)	(41,871)

Balance, October 31, 2016	47,600,000	$47,600	$17,777	$(190,553)	$(125,176)

The accompanying notes are an integral part of these financial statements

NEWGEN BIOPHARMA CORP.

(formerly GREENWIND NRG INC.)

STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2016 AND 2015

	Year ended October 31, 2016	Year ended October 31, 2015
Cash Flows from Operating Activities:
Net loss	$(41,871)	$(33,390)

Changes in Assets and Liabilities
Increase (decrease) in accounts payable and accrued liabilities	17,139	(17)
Net Cash Used in Operating Activities	(24,732)	(33,407)

Cash Flows from Investing Activities
Purchase of property and equipment	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from notes payable – related party	24,732	33,407
Net Cash Provided by Financing Activities	24,732	33,407

Net Increase (Decrease) in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents – Beginning	-	-

Cash and Cash Equivalents – Ending	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

NEWGEN BIOPHARMA CORP.

(formerly GREENWIND NRG INC.)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2016

NOTE 1 – NATURE OF BUSINESS

Greenwind NRG Inc. (“the Company” or “Greenwind”) was incorporated under the laws of the State of Nevada on February 25, 2010. The Company is in the development stage and intends to commence operations in the business of off the grid wind power systems for residential, cabin, RV, boat and shop use. We intend to source equipment from suppliers at wholesale prices and market, distribute, setup and maintain this equipment. Our target market will be Ireland. On October 27, 2016, the Company entered into a binding letter of intent with NewGen BioPharma Corp (“NewGen”) to acquire 100% of the issued and outstanding common shares of NewGen in exchange for the issuance of 40,000,000 common shares of the Company. As part of the merger, the Company would implement NewGen’s operations which are based on the development and commercialization of enhanced pharmaceuticals and cosmaceuticals through reformulating approved active pharmaceutical ingredients using proprietary nanotechnology platforms. On November 18, 2016, the Company changed its name to NewGen BioPharma Corp.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. During the year ended October 31, 2016, the Company incurred a net loss of $41,871.

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

NEWGEN BIOPHARMA CORP.

(formerly GREENWIND NRG INC.)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2016

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

As of October 31, 2016, the Company has not issued any stock-based payments to its employees.

Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

Recent Accounting Pronouncements

No other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued expenses at October 31, 2016 and 2015 consisted of the following:

	2016	2015
Legal	$21,638	$4,861
Audit	5,000	5,000
Accounting	3,750	3,750
Edgarizing and other	412	50
Total Accounts Payable and Accrued Liabilities	$30,800	$13,661

NEWGEN BIOPHARMA CORP.

(formerly GREENWIND NRG INC.)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2016

NOTE 4 – NOTE PAYABLE – RELATED PARTY

As of October 31, 2016, the Company owed $94,376 (2015 - $69,644) to a shareholder of the Company for loans made to the Company for working capital. The amounts owing are unsecured, non-interest bearing, and due on demand.

NOTE 5 – CAPITAL STOCK

Authorized capital – 300,000,000 common shares, with a par value of $0.001 per share.

Issued and Outstanding – 47,600,000 common shares as of October 31, 2016 and 2015.

In February 2011, the Company issued 36,000,000 shares of common stock at a price of $0.0005 per share for total cash proceeds of $18,000.

During the year ended October 31, 2013, the Company issued 11,600,000 shares of common stock at $0.0025 per share for total cash proceeds of $29,000.

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

NOTE 7 – INCOME TAXES

For the year ended October 31, 2016, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $190,553 at October 31, 2016, and will expire beginning in the year 2032.

The provision for Federal income tax consists of the following at October 31, 2016 and 2015:

	2016	2015
Federal income tax attributable to:
Current Operations	$14,236	$11,353
Less: valuation allowance	(14,236)	(11,353)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of October 31, 2016 and 2015:

	2016	2015
Deferred tax asset attributable to:
Net operating loss carryover	$64,788	$50,552
Less: valuation allowance	(64,788)	(50,552)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $190,553 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NEWGEN BIOPHARMA CORP.

(formerly GREENWIND NRG INC.)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2016

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital, has incurred losses of $190,553 since its inception, and has not yet produced revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, with the exception of the following:

On November 16, 2016, the Company amended its articles of incorporation to increases its number of authorized common shares from 75,000,000 common shares to 300,000,000 common shares.

