Form 10-Q
period 2017-01-31
NewGen BioPharma Corp.
filed 2017-03-09
CIK 1537274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from__________ to __________

Commission file number: 000-1537274

NEWGEN BIOPHARMA CORP.
(Exact name of registrant as specified in its charter)

Nevada	81-5332421
(State or other jurisdiction	(IRS Employer
of Incorporation or organization)	Identification No.)

506 2nd Avenue, Suite 1400, Seattle, WA 98104
(Address of principal executive offices and zip code)

855-624-4793
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2017
Common stock, $0.001 par value	22,600,000

NewGen BioPharma Corp.

Form 10-Q

For the Three Months Ended January 31, 2017

2

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on January 25, 2017.

As used in this Form 10-Q, “we,” “us,” and “our” refer to NewGen BioPharma Corp., which is also sometimes referred to as the “Company” or “NewGen.”

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NEWGEN BIOPHARMA CORP.

(formerly GREENWIND NRG INC.)

CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2017

4

NEWGEN BIOPHARMA CORP.

JANUARY 31, 2017

NEWGEN BIOPHARMA CORP.

(formerly GREENWIND NRG INC.)

CONDENSED BALANCE SHEETS

AT JANUARY 31, 2017 AND OCTOBER 31, 2016

	January 31, 2017 (unaudited) $	October 31, 2016 $

ASSETS
Current Assets
Cash and cash equivalents	-	-
Interest receivable from NewGen BioPharma Corporation (New Jersey)	1,356	-
Loans receivable from NewGen BioPharma Corporation (New Jersey)	200,000	-
Total Current Assets	201,356	-

TOTAL ASSETS	201,356	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	124,550	30,800
Loans payable to former (to February 8, 2017) sole director and Chief Executive Officer	105,452	94,376

Total Liabilities	230,002	125,176

Stockholders’ Deficit
Common stock, par $0.001, 300,000,000 shares authorized, 47,850,000 and 47,600,000 shares issued and outstanding at January 31, 2017 and October 31, 2016, respectively (including 250,000 shares at January 31, 2017 subscribed to and paid for but not yet issued)	47,850	47,600
Additional paid in capital	267,527	17,777
Accumulated deficit	(344,023)	(190,553)

Total Stockholders’ Deficit	(28,646)	(125,176)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	201,356	-

The accompanying notes are an integral part of these condensed financial statements

NEWGEN BIOPHARMA CORP.

(formerly GREENWIND NRG INC.)

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2017 AND 2016

(UNAUDITED)

	Three months ended January 31, 2017 $	Three months ended January 31, 2016 $

GROSS REVENUES	-	-

OPERATING EXPENSES
Professional fees	150,966	10,084
Other general and administrative	3,860	1,204
TOTAL OPERATING EXPENSES	154,826	11,288

LOSS FROM OPERATIONS	(154,826)	(11,288)

OTHER INCOME
Interest revenue	1,356	-

NET LOSS BEFORE INCOME TAXES	(153,470)	(11,288)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(153,470)	(11,288)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	47,717,391	47,600,000

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

The accompanying notes are an integral part of these condensed financial statements

NEWGEN BIOPHARMA CORP.

(formerly GREENWIND NRG INC.)

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2017 AND 2016

(UNAUDITED)

	Three months ended January 31, 2017 $	Three months ended January 31, 2016 $

Cash Flows from Operating Activities
Net loss	(153,470)	(11,288)
Changes in Operating Assets and Liabilities
Interest receivable	(1,356)	-
Accounts payable and accrued liabilities	143,750	706
Net Cash Used in Operating Activities	(11,076)	(10,582)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Loans from former sole director and Chief Executive Officer	11,076	10,582
Net Cash Provided by Financing Activities	11,076	10,582

Net Increase (Decrease) in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents – Beginning of Period	-	-

Cash and Cash Equivalents – End of Period	-	-

Supplemental Cash Flow Information
Cash paid for interest	-	-
Cash paid for income taxes	-	-

Non-Cash Investing and Financing Activities
Cash from sales of Units of Common Stock and Warrants wired directly from subscribers to NewGen BioPharma Corporation (New Jersey)	200,000	-

Cash from sale of Units of Common Stock and Warrants wired directly from subscriber to Company law firm in satisfaction of accounts payable	50,000	-

The accompanying notes are an integral part of these condensed financial statements

NEWGEN BIOPHARMA CORP.

(formerly GREENWIND NRG INC.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2017

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

The accompanying unaudited interim condensed financial statements of NewGen BioPharma Corp. (formerly Greenwind NRG Inc.) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended October 31, 2016, included in our Annual Report on Form 10-K for the year ended October 31, 2016.

The Company was incorporated under the laws of the State of Nevada on February 25, 2010 as Greenwind NRG Inc. The Company planned to engage in the business of off the grid wind power systems for residential, cabin, RV, boat and shop use. In October 2016, the Company effected a name change to NewGen BioPharma Corp. with the intention of completing a reverse merger transaction with NewGen BioPharma Corporation, a New Jersey corporation, and change its business operations to become a pharmaceutical company that develops and commercializes enhanced pharmaceuticals and cosmaceuticals through reformulating approved active pharmaceutical ingredients using proprietary nanotechnology platforms. As of the issuance date of the financial statements, the proposed reverse merger transaction has not been completed.

Effective September 19, 2016, the Company effected a 4 for 1 forward stock split increasing the number of issued and outstanding shares of common stock from 11,900,000 shares to 47,600,000 shares. The accompanying financial statements retroactively reflect this forward stock split.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2017, the Company has not recognized significant revenue, has a working capital deficit of $28,646, and has an accumulated deficit of $344,023. The continuation of the Company as a going concern is dependent upon its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – AGREEMENT AND PLAN OF MERGER WITH NEWGEN BIOPHARMA CORPORATION (NEW JERSEY)

On October 27, 2016, the Company entered into a Binding Letter of Intent (the “LOI”) to acquire 100% of the issued and outstanding common shares of NewGen BioPharma Corporation (New Jersey) (“NewGen New Jersey”). On January 11, 2017, the Company entered into a more definitive Agreement and Plan of Merger by and among the Company, NewGen Merger Sub Inc., and NewGen New Jersey (the “Agreement”). Among other things, the LOI and the Agreement provide for (1) the Company’s acquisition of NewGen New Jersey for 40,000,000 shares of Company common stock (to represent approximately 80% of the issued and outstanding shares of Company common stock after the transaction) (the “Merger”), (2) a private placement of Company Units of common stock and warrants of up to 2,000,000 Units at $1.00 per Unit or $2,000,000 in proceeds, with $400,000 payable to NewGen New Jersey upon the closing of the Merger and $500,000 per quarter payable to NewGen New Jersey for the next 3 quarters thereafter (in the three months ended January 31, 2017, the Company sold a total of 250,000 Units to 2 investors, the 2 investors each wired $100,000 directly to NewGen New Jersey, and one of the investors wired $50,000 directly to the Company’s law firm in satisfaction of accounts payable to the law firm), and (3) the Company to have no more than $1,000 in liabilities at the closing of the Merger. The Agreement also provides that any party has the right to terminate the Agreement if the closing date has not occurred on or before January 31, 2017. The Agreement also contains conditions precedent to closing, such as the Company’s receipt of the audited, unaudited and proforma financial statements of NewGen New Jersey required to be included in the Super Form 8-K.

NEWGEN BIOPHARMA CORP.

(formerly GREENWIND NRG INC.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2017

(UNAUDITED)

NOTE 3 – LOANS RECEIVABLE FROM NEWGEN BIOPHARMA CORPORATION (NEW JERSEY)

Pursuant to the LOI and the Agreement discussed in Note 2 above, two subscribers to our private placement each wired $100,000 directly to NewGen New Jersey on November 22, 2016 and January 13, 2017 (see Note 6). These loans, which are due the Company from NewGen New Jersey, are unsecured and bear interest at 5% per annum. If the closing of the Merger does not occur, the loans are due and payable upon the earlier of (i) receipt by NewGen New Jersey of proceeds from a financing in an amount not less than $1,000,000, (ii) an Event of Default, or (iii) a change in control of NewGen New Jersey. If the closing of the Merger occurs, the notes will be cancelled as intercompany loans in connection with the transaction. As of January 31, 2017, accrued interest of $1,356 (October 31, 2016 - $0) has been recorded in interest receivable.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as at January 31, 2017 and October 31, 2016 consisted of the following:

	January 31, 2017 $	October 31, 2016 $
Legal	118,353	21,638
Audits and reviews	3,000	5,000
Accounting	1,250	3,750
Edgarizing and other	1,947	412
Total Accrued Expenses	124,550	30,800

NOTE 5 – LOANS PAYABLE TO FORMER SOLE DIRECTOR AND CHIEF EXECUTIVE OFFICER

As of January 31, 2017, the Company owed $105,452 (October 31, 2016 - $94,376) to the former (to February 8, 2017) President and Director of the Company (who owned 36,000,000 shares of Company common stock as of January 31, 2017) for loans made to the Company for working capital. The amounts owing are unsecured, non-interest bearing, and due on demand.

NOTE 6 – CAPITAL STOCK

Authorized capital – 300,000,000 common shares, with a par value of $0.001 per share.

On November 22, 2016, the Company sold 100,000 Units to an investor at a price of $1.00 per Unit, and the investor wired $100,000 directly to NewGen New Jersey (see Note 3). On December 27, 2016, the Company sold an additional 50,000 Units to the same investor at a price of $1.00 per Unit, and the investor wired $50,000 directly to the Company’s law firm in satisfaction of accounts payable to the law firm. On January 13, 2017, the Company sold another 100,000 Units to another investor at a price of $1.00 per Unit, and the investor wired $100,000 directly to NewGen New Jersey (see Note 3). Each Unit is comprised of one share of common stock of the Company and one share purchase warrant to purchase one additional share of common stock of the Company at $1.00 per share for a period of one year from the date of issuance.

NEWGEN BIOPHARMA CORP.

(formerly GREENWIND NRG INC.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2017

(UNAUDITED)

NOTE 7 – COMMITMENTS

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – SUBSEQUENT EVENTS

On February 23, 2017, the Company issued 11,000,000 shares of Company common stock to Dr. Navdeep Jaikaria, the founder, CEO and approximate 38% owner of NewGen New Jersey, as an advance against shares of the Company’s common stock issuable to Dr. Jaikaria upon the closing of the Merger. The right to unrestricted ownership of the 11,000,000 shares will vest upon the closing of the Merger. If the closing does not occur, the shares will be forfeited in their entirety.

On February 23, 2017, the Company cancelled 36,000,000 shares of the Company common stock owned by the former President and director of the Company who requested the cancellation of such shares.

On February 24, 2017, the Company sold 50,000 Units (see Note 6) to an investor at a price of $1.00 per Unit for proceeds of $50,000 to the Company.

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

We are a development-stage company. We have generated no revenues to date and have incurred losses since inception. Our limited operations to date have consisted of the formation of the Company, the raising of capital, maintaining our public company reporting requirements. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months because we have not generated any revenues to date, and no revenues are anticipated until we implement our business plan.

To date, we have been unable to raise sufficient funds to fully implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors began to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

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

Pursuant to the LOI, we made an advance in the amount of $100,000 to NewGen New Jersey under the terms of a promissory note issued on October 27, 2016. If the closing of the Merger does not occur, the principal amount of the LOI advance, together with accrued interest at the rate of five percent (5%) per annum, shall become due and payable upon the earlier of (i) receipt by NewGen New Jersey of proceeds from a financing in an amount not less than $1,000,000, (ii) an event of default, or (iii) a change in control of NewGen New Jersey. If the closing of the Merger occurs, the promissory note shall be cancelled as an intercompany loan in connection with the transaction.

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

As set forth in the Merger Agreement, we will acquire all of the issued and outstanding capital stock of NewGen New Jersey in exchange for the issuance to the current holders thereof of 40,000,000 shares of our common stock. Immediately following the closing date, there will be no more than 52,000,000 shares of our common stock issued and outstanding, which shall consist of (i) 10,000,000 shares of common stock issued and outstanding immediately prior to the closing date, (ii) an aggregate of 40,000,000 shares of common stock issued to the current stockholders of NewGen New Jersey as provided in the Merger Agreement, and (iii) 2,000,000 shares of common stock which may be issued and outstanding pursuant to a private placement by the Company (as described in further detail below), and excluding any shares of common stock issuable under outstanding warrants and options.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended January 31, 2017 and 2016

We are still in our initial development stage and have generated no revenues to date.

During the three month period ended January 31, 2017, the Company incurred $154,826 in operating expenses, compared to $11,288 in operating expenses during the three month period January 31, 2016. The increase in operating expenses was due primarily to an increase in professional fees incurred, including legal fees relating to the negotiation and execution of the Merger Agreement and compliance with regulatory reporting requirements associated therewith.

The Company incurred a net loss of $153,470 during the three month period ended January 31, 2017, compared to a net loss of $11,288 for the three month period ended January 31, 2016. The increase in net loss was due to the increase in operating expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheets

As of January 31, 2017, the Company had $0 in cash and total assets of $201,356, compared to $0 in cash and $0 in total assets as of October 31, 2016. The increase in total assets was due to a loan receivable issued to NewGen New Jersey in connection with the pending Merger.

As of January 31, 2017, the Company had total liabilities of $230,002, compared to total liabilities of $125,176 as of October 31, 2016. The increase in total liabilities was due to an increase in accounts payable and accrued liabilities, as the Company had limited cash flows to repay outstanding obligations as they became due, and an increase in the amounts owing to a related party for loans received to support the Company’s day-to-day activities and working capital purposes.

Financing Arrangements

On March 14, 2013, a Registration Statement on Form S-1 was declared effective by the SEC, registering a total of 10,000,000 shares of our common stock (the “Registered Shares”) in an initial public offering. As of October 31, 2013, the Company issued 2,900,000 Registered Shares for a total of $29,000 in proceeds and the offering was completed.

In connection with the Merger Agreement, we are obligated to conduct an offering of up to $2,000,000 in Units at a price of $1.00 per Unit, with each “Unit” consisting of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $1.00 per share, exercisable over a 12-month period (the “Offering”). The proceeds of the Offering will be used to fund the ongoing business and operations of NewGen New Jersey following the closing of the Merger.

During the three month period ended January 31, 2017, we entered into securities purchase agreements and sold 250,000 Units pursuant to the Offering, for aggregate proceeds of $250,000.

Subsequent to our fiscal quarter ended January 31, 2017, on February 15, 2017, we entered into a securities purchase agreement and sold 50,000 Units pursuant to the Offering, for aggregate proceeds of $50,000.

We currently do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities.

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

Cash Flows from Operating Activities

During the three month period ended January 31, 2017, the Company used $11,076 in cash for operating activities, compared to $10,582 in cash used for operating activities during the three month period ended January 31, 2016. The slight increase in the cash used for operating activities was attributed to the fact that the Company had to pay more accounts payables that were coming due for outstanding operating activities.

Cash Flows from Investing Activities

During the three month periods ended January 31, 2017 and 2016, the Company used $0 in cash for investing activities. In connection with the Merger Agreement, the Company made advances in the amount of $200,000 to NewGen New Jersey from the sale of 200,000 Units pursuant to the Offering. The proceeds of such sales were wired directly to NewGen New Jersey from two investors.

Cash Flows from Financing Activities

During the three month period ended January 31, 2017, the Company received $11,076 from financing activities, compared to its receipt of $10,582 from financing activities during the three month period ended January 31, 2016. The proceeds received from financing activities were funds provided by our former sole director and principal executive officer to support the Company’s day-to-day activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

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

Our management, with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of January 31, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending January 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended January 31, 2017, we entered into securities purchase agreements with foreign institutional investors and sold 250,000 Units of our securities at a price of $1.00 per Unit, for aggregate proceeds of $250,000. Each Unit is comprised of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $1.00 per share, exercisable over a 12-month period. The proceeds of the sales were used as advances to NewGen New Jersey for working capital and transaction expenses ($200,000) and payment to the Company’s legal counsel in satisfaction of accounts payable ($50,000). The sale and issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder (the “Securities Act”) pursuant to the exemption for offshore transactions, as defined in Rule 902 under Regulation S, or the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, based upon representations made to the Company by such investors.

Subsequent to our fiscal quarter ended January 31, 2017, on February 15, 2017, we entered into a securities purchase agreement with a foreign institutional investor and sold 50,000 Units of our securities at a price of $1.00 per Unit, for aggregate proceeds of $50,000. Each Unit is comprised of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $1.00 per share, exercisable over a 12-month period. The proceeds of the sale were deposited in the Company’s bank account and are intended to be used for general working capital purposes and transaction expenses. The sale and issuance was exempt from the registration requirements of the Securities Act pursuant to the exemption for offshore transactions, as defined in Rule 902 under Regulation S, or the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, based upon representations made to the Company by such investors.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1

Agreement and Plan of Merger dated January 10, 2017, by and among NewGen BioPharma Corp., NewGen Merger Sub Inc., and NewGen BioPharma Corporation (incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on January 11, 2017).

3.1	Articles of Incorporation, as amended (incorporated by reference to our Annual Report on Form 10-K for the year ended October 31, 2016, as filed with the SEC on January 25, 2017).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on November 21, 2016).

10.1*	Form of Securities Purchase Agreement.

10.2*	Form of Warrant.

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files.

_________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWGEN BIOPHARMA CORP.

Dated: March 9, 2017	By:	/s/ Bradford Long
	Name:	Bradford Long
	Title:	President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

